Form 10-Q
period 2011-09-30
GAIA REMEDIES, INC.
filed 2011-11-09
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File # 333-174894

GAIA REMEDIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

38-3832726

(IRS Employer Identification Number)

13140 70th Lane NE, Kirkland, Washington 98034

 (Address of principal executive offices)

(425) 224-2471

(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [   ]  Yes   [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X ] Yes   [   ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 5,557,500 shares of common stock issued and outstanding as of November 7, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As of September 30, 2011 and March 31, 2011

	September 30, 2011 (unaudited)	March 31, 2011
ASSETS
Current assets
Cash	$ 22,278	$ 41,822
Total current assets	22,278	41,822
Total assets	$ 22,278	$ 41,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 1,948	$ -
Total current liabilities	1,948	-
Total liabilities	1,948	-

Commitments

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 5,557,500 shares issued and outstanding	5,558	5,558
Additional paid in capital	40,992	40,992
Deficit accumulated during the development stage	(26,220)	(4,728)
Total stockholders’ equity	20,330	41,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 22,278	$ 41,822

See accompanying notes to financial statements.

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the three and six months ended September 30, 2011 and

for the period from December 15, 2010 (Inception) through September 30, 2011

(unaudited)

	Three months ended September 30, 2011	Six months ended September 30, 2011	Inception through September 30, 2011
General and administrative expenses:
Professional fees	$ 4,781	$ 19,085	$ 22,854
Other	1,338	2,407	3,366
Total general and administrative expenses	6,119	21,492	26,220

Net loss	$ (6,119)	$ (21,492)	$ (26,220)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,557,500	5,557,500

See accompanying notes to financial statements.

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2011 and

for the period from December 15, 2010 (Inception) through September 30, 2011

(unaudited)

	Six months ended September 30, 2011	Inception through September 30, 2011
CASH FLOWS FROM OPERATIONS

Net loss	$ (21,492)	$ (26,220)
Adjustments to reconcile net loss to cash used by operating activities
Increase in accrued expenses	1,948	1,948
CASH FLOWS USED IN OPERATING ACTIVITIES	(19,544)	(24,272)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	46,550

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	46,550

NET INCREASE(DECREASE) IN CASH	(19,544)	22,278

Cash, beginning of period	41,822	-
Cash, end of period	$ 22,278	$ 22,278

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to financial statements.

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Gaia Remedies, Inc. (“Gaia”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1/A on August 25, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended March 31, 2011 as reported in the Company’s registration statement, have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2011, the Company had no revenues, had an accumulated deficit of $26,220 and had working capital of $20,330, which may not be sufficient to sustain operations over the next 12 months, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. There is no assurance of additional funding being available.

NOTE 3 - COMMITMENTS

Gaia neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 4 - RELATED PARTY TRANSACTIONS

A shareholder (and sole executive officer and director) of the Company has offered a shareholder loan facility up to $100,000.  The loan facility is unsecured and bears interest at 5% per annum and is payable on demand after June 30, 2012. As of September 30, 2011, the amount outstanding under the shareholder loan facility was $ nil.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

This quarterly report on Form 10-Q contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs, including statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended March 31, 2011.

Overview

We are a development stage company with plans to enter into the business of the online retail sale of herbal and homeopathic pet remedies, healthy organic pet treats and pet accessories. We plan to sell products consisting of a wide variety of healthy living and wellness products for animals, such as vitamins, dietary supplements, herbal tinctures, flower remedies, homeopathic remedies, as well as pet treats like: chicken, liver, and beef dog treats, bully sticks and dog chews. We intend to sell these products through an internet website located at www.gaiaremedies.com (the "Website").

Our company, based in Kirkland, Washington, was incorporated under the laws of Nevada on December 15, 2010. Our principal executive offices are located at 13140 70th Lane NE, Kirkland, Washington and our telephone number is (425) 224-2471. Our website address is www.gaiaremedies.com.

Plan of Operation

Our plan of operation is to finish construction of our website and commence selling our product line.

Results of Operations

Three Months Ended September 30, 2011

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $6,119 during the three months ended September 30, 2011.

Net Loss

We incurred a net loss from operations of $6,119 during the three months ended September 30, 2011.

Six Months Ended September 30, 2011

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $21,492 during the six months ended September 30, 2011.

Net Loss

We incurred a net loss from operations of $21,492 during the six months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of September 30, 2011 consisted of $22,278 in cash and cash equivalents and a shareholder loan facility up to $100,000 from a director and principal shareholder.

Under the shareholder loan facility from Peter P. Hedly, loan advances to or on behalf of the Company bear interest at 5% per annum. The Company is required to repay the outstanding principal and interest at any time after June 30, 2012, on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by the Company at any time without notice, bonus or penalty.

The amount outstanding under shareholder loan facilities was $ nil as of September 30, 2011.

We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history and present inability to generate revenues, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable exploration stage companies.

There can be no assurance that we will successfully address such risks, expenses and difficulties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any sales of equity securities during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2011, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(a) No matters arose during the quarter which required the Company to report any information through the filing of a current report on Form 8-K.

(b) During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation of Gaia Remedies, Inc. *

3.2	Bylaws of Gaia Remedies, Inc.*

31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form S-1 filed June 15, 2011 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIA REMEDIES, INC.

/s/  Peter P. Hedly

Peter P. Hedly

President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

November 7, 2011