Form 10-Q
period 2011-12-31
GAIA REMEDIES, INC.
filed 2012-02-13
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

(425) 224-2471

(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X]  Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes    [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 5,557,500 shares of common stock issued and outstanding as of February 7, 2012.

 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As of December 31, 2011 and March 31, 2011

ASSETS	December 31, 2011 (unaudited)	March 31, 2011
Current assets
Cash	$15,305	$41,822
Total current assets	15,305	41,822
Total assets	$15,305	$41,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$-	$-
Total current liabilities	-	-
Total liabilities	-	-

Commitments

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 5,557,500 shares issued and outstanding	5,558	5,558
Additional paid in capital	40,992	40,992
Deficit accumulated during the development stage	(31,245)	(4,728)
Total stockholders’ equity	15,305	41,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,305	$41,822

See accompanying notes to financial statements.

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the three and nine months ended December 31, 2011 and

for the period from December 15, 2010 (Inception) through December 31, 2010 and 2011

(unaudited)

	Three months ended December 31, 2011	Inception through December 31, 2010	Nine months ended December 31, 2011	Inception through December 31, 2011
General and administrative expenses:
Professional fees	$4,407	$-	$23,492	$27,261

Other	618	-	3,025	3,984
Total general and administrative expenses	5,025	-	26,517	31,245

Net loss	$(5,025)	$-	$(26,517)	$(31,245)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	5,557,500	5,557,500	5,557,500

See accompanying notes to financial statements.

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the nine months ended December 31, 2011 and

for the period from December 15, 2010 (Inception) through December 31, 2010 and 2011

(unaudited)

	Nine months ended December 31, 2011	Inception through December 31, 2010	Inception through December 31, 2011
CASH FLOWS FROM OPERATNG ACTIVITIES
Net loss	$(26,517)	$-	$	(31,245)
Adjustments to reconcile net loss to cash used by operating activities
Increase in accrued expenses	-	-		-
CASH FLOWS USED IN OPERATING ACTIVITIES	(26,517)	-		(31,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	11,000		46,550

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	11,000		46,550

NET CHANGE IN CASH	(26,517)	11,000		15,305

Cash, beginning of period	41,822	-		-
Cash, end of period	$15,305	$11,000		$15,305

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-		$-
Income tax paid	$-	$-		$-

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2011, the Company had no revenues, had an accumulated deficit of $31,245 and had working capital of $15,305, which may not be sufficient to sustain operations over the next 12 months, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. There is no assurance, however, of additional funding being available.

NOTE 3 - COMMITMENTS

Gaia neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 4 - RELATED PARTY TRANSACTIONS

A shareholder (and sole executive officer and director) of the Company has offered a shareholder loan facility up to $100,000.  The loan facility is unsecured and bears interest at 5% per annum and is payable on demand after June 30, 2012. As of December 31, 2011, the amount outstanding under the shareholder loan facility was $ nil.

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

Three Months Ended December 31, 2011

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $5,025 during the three months ended December 31, 2011.

Net Loss

We incurred a net loss of $5,025 during the three months ended December 31, 2011.

Nine Months Ended December 31, 2011

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $26,517 during the nine months ended December 31, 2011.

Net Loss

We incurred a net loss of $26,517 during the nine months ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of December 31, 2011 consisted of $15,305 in cash and cash equivalents and a shareholder loan facility up to $100,000 from a director and principal shareholder.

Under the shareholder loan facility from Peter P. Hedly, loan advances to or on behalf of the Company bear interest at 5% per annum. The Company is required to repay the outstanding principal and interest at any time after June 30, 2012, on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by the Company at any time without notice, bonus or penalty.

The amount outstanding under shareholder loan facilities was $ nil as of December 31, 2011.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2011, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

February 7, 2012