Form 10-K
period 2012-03-31
GAIA REMEDIES, INC.
filed 2012-06-29
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

Commission File # 333-174894

GAIA REMEDIES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

38-3832726

(IRS Employer Identification No.)

13140 70th Lane NE, Kirkland, Washington 98034

 (Address of principal executive offices)

425) 224-2471

(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes    [√] No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [√]  Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [√]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [√] Yes    [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 5,557,500 shares of common stock issued and outstanding as of June 15, 2012.

Documents incorporated by reference: None.

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

In General

We are a development stage company with plans to become a US-based online retail store, specializing in the sale of all natural pet products, with an emphasis on over-the-counter health care solutions, under categories that include grooming, health care, treats, flea and tick control, toys and accessories, calming, dental, and more, through its website www.gaiaremedies.com. We seek to combine our product selection and pet health information with the shopping ease of the Internet to deliver a convenient and personalized shopping experience. Our target audience is dog and cat owners with web-enabled computers or mobile devices.

We have no plans to change our planned business activities or to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and we are not aware of any events or circumstances that might cause these plans to change.

To date our operations have been limited to organizational activities, and we will not start operations until our website is completed.

Industry Overview

The continued growth of e-commerce has been widely reported.  According to a March 8, 2010 press release from Forrester Research,  a technology and market research company, excerpting projections contained in two Forrester Research reports that are available to Forrester Research subscribers, US online retail will grow at a 10 percent compound annual growth rate (CAGR) over the next five years to reach nearly $249 billion by 2014.  The Forrester online retail forecasts for the US include business-to-consumer sales excluding auto, travel, and prescription drugs.

According to the American Pet Products Association (the “APPA”), the leading not-for-profit trade association serving the interests of the pet industry, U.S. pet industry sales are expected to exceed $50 billion in 2011, up from $48.35 billion in 2010. These figures are contained in an March 17, 2011 APPA press release, available to the public, without charge, on the APPA website. The spending statistics in the press release were gathered by the APPA from various market research sources and are not included in the organization's bi-annual National Pet Owners Survey.

Included in the spending numbers for 2011 contained in the March 17, 2011 APPA press release, is $11.4 billion for pet supplies and over-the-counter medicines.

According to the APPA’s 2011-2012 National Pet Owners Survey, as excerpted in the APPA press release dated April 5, 2011, available to the public, without charge, on the APPA website, the number of U.S. households that own a pet has increased by 2.1% to an all-time high of 72.9 million; 38.9% of U.S. households own a cat and 46.3% of U.S. households own a dog. According to the same survey, the number of cats owned in the U.S. totals 86.4 million and the number of dogs owned in the U.S. totals 78.2 million. The APPA National Pet Owners Survey is available free to APPA members. Non-members of the APPA can order copies for $2,995 each.

Principal Products

We plan to offer a comprehensive line of non-prescription medications, vitamins, supplements and other health products, for dogs and cats. We have researched and selected approximately 150 products, which will be more than sufficient to address the most common dog and cat health conditions such as bad breath, fleas and ticks, joint health, mouth infections, skin/coat infections, hotspots, sunburn, sore paw pads, and so forth.

We will research new products, and regularly select new products or the latest generation of existing products to become part of our product selection.  In addition, we will also refine our current products to respond to changing consumer-purchasing habits and needs.  Our website will be designed to give us the flexibility to change featured products or promotions.

Natural Products Focus

Management believes that one of the keys to living a healthier life, whether for humans or animals, is to use products created from natural ingredients. Our focus in product selection will be to aim for products with natural ingredients.

Principal Suppliers

The Company has identified potential suppliers that include Animal's Apawthecary, Animal Essentials, Nordic Naturals, Flora Health, Dr. Rose's Remedies and Pop’s Pet Products. These companies are already established and we believe that they are perceived by consumers as superior, leading brands. Although we have identified potential suppliers, we have not contacted any suppliers. Nor have we entered into negotiations or executed any supply agreements.

Warehousing and Shipping

We plan to inventory our products with and fill all customer orders from a third party warehouse and fulfillment facility (“3PF”) located in Ferndale, Washington. Customers will purchase products using a state-of-the-art online shopping cart supported by a Secure Sockets Layer security merchant gateway. Orders will be sent in real-time to our 3PF partner for picking, packing and shipping. We will ship to anywhere in the United States served by the United States Postal Service, United Parcel Service, or Federal Express.  Our goal is to ship products the same day that an order is received.  We expect orders within the Continental U.S. to be delivered within one week.

We expect that our inventory database will be updated in real-time, allowing us to display on our Website only those items available for sale.

Technology

We intend to implement a broad array of commercially available, licensed technologies that facilitate Website management, complex database search functionality, customer interaction and personalization and transaction processing.

To address the critical issues of privacy and security on the Internet, we plan to incorporate, for transmission of credit card and personal information between customers and our Web server, industry standard Secure Sockets Layer (SSL) security technology. SSL is the standard security technology for creating an encrypted link between a web server and a browser. This link ensures that all data passed between our web server and the browser on a customer’s computing device remains private and secure. This system is used by millions of websites worldwide to allow secure internet transactions for customers.

Our systems will provide our customers with real time product availability information and updated customer information to enhance our customer care.

We will have an integrated direct connection for processing credit cards to ensure that a valid credit card number and authorization have been received at the same time a customer submits an order on our website.

Our information systems will provide our customer care representatives with records of all prior contact with a customer, including the customer’s address, phone number, e-mail address, fax number, prescription information, order history, payment history, and notes.

Competitive Factors

We believe that the principal competitive factors in our market include website design and features, website content, product selection and availability, brand recognition, price, proprietary products and customer service.

Website Design and Features

From our home page, customers will be able to search our website for products and access resources on a variety of information on dogs and cats.  Customers will be able to shop at our website by category, product line, or individual product.

Many shopping carts are tricky to navigate and lose customers who often leave without buying, because the sign-up registration process asks for more personal information than what's needed to complete the transaction. Our store design will be engineered for speed and ease. Once shoppers place an order, the checkout process will be streamlined and simplified down to one page, thus reducing the chances of shopping cart abandonment.

The Website will contain an automatic shipment feature, for customers who wish to purchase products on a regular, recurring, basis by leaving their credit card details on file within our secure server platform.

Success in today’s online retailing world includes addressing the needs of  mobile device users. We will engineer our Website to ensure compatibility with mobile devices, including smart phones and tablets like the iPad and BlackBerry Playbook.

Website Content

Our website will contain rich content, informative 'how-to' videos, blogs and social media platforms, all designed to educate, entertain and inform pet owner consumers about the health benefits of natural medications, vitamins and supplements, which we believe will add value and trigger repeat purchases.

Product Selection and Availability

We intend to offer a comprehensive line of non-prescription medications, vitamins, supplements and other health products, for dogs and cats. We have researched and selected approximately 150 products, which will be more than sufficient to address the most common dog and cat health conditions such as bad breath, fleas and ticks, joint health, mouth infections, skin/coat infections, hotspots, sunburn, sore paw pads, and so forth.

We intend to research new products, and regularly select new products or the latest generation of existing products to become part of our product selection.  In addition, we will also refine our current products to respond to changing consumer-purchasing habits.  Our website is designed to give us the flexibility to change featured products or promotions.

Brand Recognition

We are a start up company without brand recognition. We intend to create and build our brand through providing a superior shopping experience, which in the interim will include the sale of some of the most popular and well-recognized natural pet remedies under established brand names and, in due course, the sale of proprietary products under our own label.

Price and Positioning

We intend to offer a broad selection of products for dogs and cats, ranging in price from $5 to $300. Generally, our products will be competitively priced, but we are not positioning ourselves as a discount retailer. We believe discerning pet owner consumers will pay our prices and remain loyal based on the totality of our offering, including cutting edge website design, innovative and imaginative offerings, informative content, top notch customer service, the opportunity to participate in our social media communities and, in due course, proprietary blends.

Proprietary Products

We intend to focus initially on selling leading brands and products, with the goal, however, of replacing part of the product array with white labeled products under the Gaia Remedies brand, thus allowing us to charge more and achieve higher gross margins. Additionally, we intend to secure exclusive contracts with several leading manufacturers of unique natural products for pets and to enhance their formulations with our proprietary blends. We feel these strategies are critical to competing effectively with and distinguishing ourselves from competitors that sell large volumes of pet products at discount prices with slim margins.

Customer Service

We believe that a high level of customer service and support is critical to differentiating ourselves from other online retailers of all natural pet remedies and maximizing customer acquisition and retention efforts.  Our customer service effort starts with our website, which will be designed to provide an easy-to-navigate and intuitive shopping experience.  A well-organized help center will be available on the Website and will be designed to answer many of our customers’ most frequently asked questions.  For customers who prefer e-mail or telephone assistance, a customer service representative will be available seven days a week to provide assistance.   To ensure that customers are satisfied with their shopping experience, we generally plan to allow returns for any reason within 30 days of the date of sale for a full refund.

Competition

Our competition for customers comes from a variety of sources, including existing bricks and mortar retailers that are using the Internet to expand their channels of distribution, traditional retailers, veterinarians and established mail-order and online retailers of pet medications and other health products. Many of these competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships.  Moreover, we expect additional competitors to emerge in the future.

Our current or potential competitors include the following:

•     Online merchants such as 1800PetMeds.com, OnlyNaturalPet.com, PetWellBeing.com, NativeRemedies.com, PetMedStore.com, JeffersPet.com, FuturePets.com, PlanetBlueDog.com and Drugstore.com.

•     Big box pet supply retailers such as PetSmart, Petcetera, PETCO, who are among the dominant players, plus hundreds of smaller bricks and mortar stores.

•     Supermarkets and grocery stores, including traditional supermarkets, such as Safeway and Kroger, and natural-food markets, such as Whole Foods.

•     Manufacturers of pet vitamins, dietary supplements and medicinal formulators that operate their own online sites and who supply specialty pet stores and chains with the same products.

Marketing

The goal of our marketing strategy is to build brand recognition, increase customer traffic, add new customers, build strong customer loyalty, maximize reorders, and develop incremental revenue opportunities.  We have an integrated marketing program that will include direct mail, print advertising, e-mail campaigns, online marketing and social media strategy.

Direct Mail, Print Advertising and E-mail Campaigns

We will use direct mail, print advertising and e-mail campaigns to acquire new customers and to remind existing customers to reorder.

Online Marketing

Online retail success means being found online and rising visitor traffic to the website. We expect to gain market share and become a heavily trafficked e-commerce site in the pet supplies and natural remedies space by using a broad array of online marketing strategies, including banner advertising, pay-per-click advertising, 'link backs' and on page-off page optimization.

As part our online marketing strategy, we intend to make our brand available to Internet consumers by using targeted keywords and achieving prominent placement on the top search engines and search engine networks, including Google and Yahoo. We also intend to optimize each page of our Website so that it can be found by search engines and search engine networks. Search Engine Optimization strategy begins by researching popular keywords that potential customers will use to search for a product on the Internet. In the context of our business, we intend to incorporate keywords in our product descriptions on each page of our Website.

We plan to become a member of the LinkShare Network, which is an affiliate program with merchant clients and affiliate websites.  This network is designed to develop and build a long-term, branded affiliate program in order to increase online sales and establish an Internet presence.  The LinkShare Network will enable us to establish link arrangements with other websites, as well as with portals and search engines.

Social Media Tools

We believe social media tools are critically important to building brand and community. As social media platforms (e.g. Facebook) mature past their college roots, consumers and businesses have embraced them and these platforms have become vital tools to connect consumers and promote product purchases. Our social media strategy includes videos, talk-backs with experts in pet care and pet health, contests, coupons, special offers, health and safety tips, give-aways, e-book distribution, among others. We intend to select and place advertising on those social media platforms that are effective in reaching our target audience.

Intellectual Property and Agreements

We own the domain name www.gaiaremedies.com, but we have no other intellectual property such as patents or trademarks. Additionally, we have no royalty agreements or labor contracts.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

For its executive and head office, the Company shares space with a business office located at 13140 70th Lane NE, Kirkland, Washington. The office is being provided free of charge by a director as an accommodation to the Company.

Item 3.  Legal Proceedings

We are not presently a party to any litigation.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The principal United States market for our common equity is the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”), a quotation medium for subscribing members. Our common stock is quoted for trading on the OTC Bulletin Board under the symbol GAIR.

The table below sets out the range of high and low bid information for our common stock for each full quarterly period within the last fiscal year as regularly quoted in the automated quotation system of the OTC Bulletin Board.

Quarter Ended	High	Low
March 31, 2012	$0.04	$0.04
December 31, 2011	$0.04	$0.04

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

As of June 15, 2012, there were 36 shareholders of record of our common stock.

Dividends.

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities.

None.

Issuer Repurchases of Equity Securities.

None.

Item 6.  Selected Financial Data.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs, including statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended March 31, 2012.

As of March 31, 2012, we had a cash balance of $12,686. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock and additional shareholder loan commitments. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity would require our management to perform diligence on possible acquisition of additional assets. Such due diligence would likely include purchase investigation costs such as professional fees by consultants, conducting due diligence searches and travel costs. It is anticipated that additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include the following:

•

our ability to raise additional funding;

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on December 15, 2010 through March 31, 2012, but have incurred operating expenses in the amount of $33,864 for the same period. Our activities have been financed from the proceeds of share subscriptions.

For the fiscal year ended March 31, 2012, professional fees were $25,499 and other expenses were $3,637. For the period from inception on December 15, 2010 through March 31, 2011, professional fees were $3,769 and other expenses were $959.

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses. During our first full fiscal year ended March 31, 2012, we incurred a net loss of $29,136, which resulted in an accumulated deficit of $33,864.

Our financial statements are prepared in accordance with U.S. generally accepted accounting the principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of March 31, 2012 consisted of $12,686 in cash and cash equivalents and a shareholder loan facility of up to $100,000 from a director and principal shareholder.

Under the shareholder loan facility from director and principal shareholder Peter P. Hedly, loan advances to or on behalf of the Company bear interest at 5% per annum. The Company is required to repay the outstanding principal and interest at any time after June 30, 2012, on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by the Company at any time without notice, bonus or penalty.

The amount outstanding under shareholder loan facilities was $ nil as of March 31, 2012.

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

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A.  Quantative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Gaia Remedies, Inc.

(A Development Stage Company)

Kirkland, WA

We have audited the accompanying balance sheets of Gaia Remedies, Inc. (the “Company”) as of March 31, 2012 and March 31, 2011, and the related statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2012 and the periods from December 15, 2010 (inception) through March 31, 2011 and March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gaia Remedies, Inc. as of March 31, 2012 and March 31, 2011, and the results of its operations and its cash flows for the year ended March 31, 2012 and the periods from December 15, 2010 (inception) through March 31, 2011 and March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

June 26, 2012

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As of March 31, 2012 and 2011

ASSETS	March 31, 2012	March 31, 2011
Current assets
Cash	$12,686	$41,822
Total current assets	12,686	41,822
Total assets	$12,686	$41,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$-	$-
Total current liabilities	-	-
Total liabilities	-	-

Commitments

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 5,557,500 shares issued and outstanding	5,558	5,558
Additional paid in capital	40,992	40,992
Deficit accumulated during the development stage	(33,864)	(4,728)
Total stockholders’ equity	12,686	41,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,686	$41,822

See accompanying notes to financial statements.

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the year ended March 31, 2012 and

for the period from December 15, 2010 (Inception) through March 31, 2011 and for the period from December 15, 2010 (Inception) through March 31, 2012

	Year ended March 31, 2012	Inception through March 31, 2011	Inception through March 31, 2012

General and administrative expenses:
Professional fees	$25,499	$3,769	$29,268
Other	3,637	959	4,596
Total general and administrative expenses	29,136	4,728	33,864

Net loss	$(29,136)	$(4,728)	$(33,864)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	5,557,500	5,557,500

See accompanying notes to financial statements.

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the year ended March 31, 2012 and

for the period from December 15, 2010 (Inception) through March 31, 2011 and for the period from December 15, 2010 (Inception) through March 31, 2012

	Year ended March 31, 2012	Inception through March 31, 2011	Inception through March 31, 2012
CASH FLOWS FROM OPERATIONS

Net loss	$(29,136)	$(4,728)	$	(33,864)
Adjustments to reconcile net loss to cash used by operating activities
Increase in accrued expenses	-	-		-
CASH FLOWS USED IN OPERATING ACTIVITIES	(29,136)	(4,728)		(33,864)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	46,550		46,550

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	46,550		46,550

NET CHANGE IN CASH	(29,136)	41,822		12,686

Cash, beginning of period	41,822	-		-
Cash, end of period	$12,686	$41,822		$12,686

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$-	$-		$-
Income tax paid	$-	$-		$-

See accompanying notes to financial statements.

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 15, 2010 (Inception) through March 31, 2012

	Common stock		Additional paid-in capital	Deficit Accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash to founders at $.001 per share	3,400,000	$3,400	$-	$-	$3,400
Issuance of common stock for cash at $0.02 per share	2,157,500	2,158	40,992	-	43,150
Net loss	-	-	-	(4,728)	(4,728)

Balance, March 31, 2011	5,557,500	5,558	40,992	(4,728)	41,822
Net loss	-	-	-	(29,136)	(29,136)

Balance, March 31, 2012	5,557,500	$5,558	$40,992	$(33,864)	$12,686

See accompanying notes to financial statements.

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Nature of Business

Gaia Remedies, Inc. (“Gaia” or the “Company”) was incorporated in Nevada on December 15, 2010. Gaia is in the business of the online retail sale of all natural pet remedies. Gaia is a development stage company and has not yet realized any revenues from its planned or any other operations.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

Basic and diluted loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Foreign Currency Translation

The Company's functional currency is United States ("U.S.") dollars as substantially all of the Company's operations use this denomination.  The Company uses the U.S. dollar as its reporting currency.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Recently Issued Accounting Pronouncements

Company periodically evaluates the financial impact and effective date of all recently issued pronouncements of the Financial Accounting Standards Board (FASB) and other governing accounting and financial reporting bodies.  Management does not feel any pronouncement that has been issued or becomes effective subsequent to March 31, 2012, through the date of this report, is expected to have a material impact on the financial statements of the Company.

NOTE 3 - GOING CONCERN

Gaia has a loss and has a deficit accumulated during the development stage of $33,864 as of March 31, 2012.  Gaia's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Gaia has no current source of revenue. Without realization of additional capital, it would be unlikely for Gaia to continue as a going concern.  Gaia’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the operations of its online retail businsess. Gaia’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the operation of its online retail business or otherwise. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 4 - ADVANCE FROM SHAREHOLDER

A shareholder and director of the Company has offered a shareholder loan facility up to $100,000.  The loan facility is unsecured and bears interest at 5% per annum and is payable on demand after June 30, 2012. As of March 31, 2012, the amount outstanding under the shareholder loan facility was $ nil.

NOTE 5 - INCOME TAXES

Gaia follows Statement of Financial Accounting Standards ASC 740, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	March 31, 2012	March 31, 2011

Refundable Federal income tax attributable to:
Current operations	$9,900	$1,600
Less, change in valuation allowance	(9,900)	(1,600)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2012	March 31, 2011

Deferred tax asset attributable to:
Net operating loss carryover	$11,500	$1,600
Less, valuation allowance	(11,500)	(1,600)
Net deferred tax asset	$-	$-

At March 31, 2012, Gaia had an unused net operating loss carryover approximating $33,800 that is available to offset future taxable income and expires beginning in 2031.

NOTE 6 - COMMON STOCK

During the period ended March 31, 2011, Gaia issued 3,400,000 shares of common stock to its founding shareholders for $3,400 cash and 2,157,500 shares of stock to non-affiliate shareholders for $43,150 cash.

NOTE 7 - COMMITMENTS

Gaia neither owns nor leases any real or personal property. An officer has provided office services without charge.  The officers and directors of Gaia are involved in other business activities and most likely will become involved in other business activities in the future.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A.  Controls and Procedures.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the year ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this annual report are as follows:

Name of Director	Age	Position
Peter Hedly	44	President, Treasurer, and Director

Mr. Hedly’s current term as a director, president and treasurer of the Company commenced on December 15, 2010 and runs until the next annual meeting of the stockholders, unless earlier terminated.

Biographical Information

Peter Hedly has been president of Peter Hedly, Inc., a real estate sales and investment corporation since its inception in 2003. He has been in the real estate sales and investment area for over 20 years and previously was in the hotel and restaurant business with Keystone Resorts a AAA five diamond resort.

Mr. Hedly attended Lehigh University in Bethlehem, PA studying economics and business administration, but did not graduate with a degree. Currently he is a member of the National Association of Realtors and is a Certified Residential Specialist (CRS) (only 4% of all real estate professionals hold this designation).

Significant Employees and Consultants

We have no significant employees other than Mr. Hedly who is our sole executive officer and director. Mr. Hedly is currently devoting 12 hours per week or 15% of his business time to Company affairs. Joel Whitlock acts in the capacity as our corporate secretary. The Secretary acts under the direction of  Mr. Hedly who is our sole executive officer and director.  Subject to the direction of the President, the Secretary is responsible for maintaining the minute book of the Company, its updating, and general corporate administrative duties of the Company.  The Secretary is not considered a named executive officer as the position is strictly limited to administrative responsibilities.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place.

Mr. Hedly is serving as the principal accounting officer of the Company. Mr. Hedly has considerable practical working experience with the production and analysis of financial statements as a result of his past and current business activities.

Conflicts of Interest

Though Mr. Hedly does not work with pet supply companies other than ours, he may in the future. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Hedly.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors. As such, Mr. Hedly acts in those capacities as our sole director.

Audit Committee Financial Expert

Mr. Hedly is our sole director and does not qualify as an “audit committee financial expert.” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the development stage of our business operations, we believe that the services of an audit committee financial expert are not warranted at this time.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

The Board of Directors considers good corporate governance to be important to the effective operations of the Company. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

We presently do not pay our directors or executive officers any salary or consulting fees and do not anticipate paying them any compensation during the next 12 months in their capacities as directors and officers.

There are no family relationships among directors or executive officers of the Company.

Code of Ethics

The Company has not adopted a code of ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company is currently considering a form of code of ethics to be adopted by the Company.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended March 31, 2011 and for the fiscal year ended March 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Peter P. Hedly President & Director	2011 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Peter P. Hedly during the period from our inception on December 15, 2010 through the fiscal period ending March 31, 2012.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and Peter P. Hedly.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this registration statement, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of the Company; (ii) each of our directors, and (iii) officers and directors as a group.

Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our stockholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of the Company. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)

Common Stock	Peter P. Hedly 13140 70th Lane NE, Kirkland, WA 98034	Director, 5% Shareholder, President and Treasurer	3,000,000	53.9%

Common Stock	All directors and executive officers as a group (one individual)		3,000,000	53.9%

(1)

The percent ownership of class is based on 5,557,500 shares of common stock issued and outstanding as of the date of this report.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or executive officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

Any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons

•

Any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our Company.

On January 31, 2011, Peter P. Hedly, our president, treasurer and sole director, agreed to loan up to $100,000 to the Company on an as-needed basis to fund the business operations and expenses of the Company until June 30, 2012.

Promoters and control persons

The promoter of the Company is Peter P. Hedly.

Except for the transactions with Mr. Hedly noted above, there is nothing of value to be received by each promoter, either directly or indirectly, from us. Additionally, except for the transactions noted above, there have been no assets acquired or are any assets to be acquired from each promoter, either directly or indirectly, from us.

Item 14.  Principal Accountant Fees and Services.

The following table shows the fees billed by LBB & Associates, Ltd. LLP, current auditors for the Company, for the fiscal year ended March 31, 2012 and the period from inception to March 31, 2011:

	Fiscal year ended March 31, 2012	Period from inception to March 31, 2011
Audit Fees	$10,200	$5,750
Audit Related Fees	1,100	1,100
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-19, and are included as part of this report:

•

Financial Statements of the Company for the fiscal year ended March 31, 2012:

•

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statement of Stockholders’ Equity

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 of this report, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Articles of Gaia Remedies, Inc.*

3.2	Bylaws of Gaia Remedies, Inc.*

31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form S-1 filed June 15, 2011 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIA REMEDIES, INC.

/s/ Peter P. Hedly

Peter P. Hedly

President and Director

June 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter P. Hedly

Peter P. Hedly

President and Director

June 27, 2012