Form 10-Q
period 2012-09-30
GAIA REMEDIES, INC.
filed 2012-11-14
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 5,557,500 shares of common stock issued and outstanding as of November 7, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As of September 30, 2012 and March 31, 2012

ASSETS	September 30, 2012	March 31, 2012
	(unaudited)
Current assets
Cash	$1,571	$12,686
Total current assets	1,571	12,686
Total assets	$1,571	$12,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$750	$-
Total current liabilities	750	-
Total liabilities	750	-

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 5,557,500 shares issued and outstanding	5,558	5,558
Additional paid in capital	40,992	40,992
Deficit accumulated during the development stage	(45,729)	(33,864)
Total stockholders’ equity	821	12,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,571	$12,686

See accompanying notes to financial statements.

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the three months and six months ended September 30, 2012 and 2011 and for the period from December 15, 2010 (Inception) through September 30, 2012

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Six months ended September 30, 2012	Six months ended September 30, 2011	Inception through September 30, 2012
General and administrative expenses:
Professional fees	$3,088	$4,781	$9,216	$19,085	$38,484
Other	1,461	1,338	2,649	2,407	7,245
Total general and administrative expenses	4,549	6,119	11,865	21,492	$45,729

Net loss	$(4,549)	$(6,119)	$(11,865)	$(21,492)	$(45,729)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	5,557,500	5,557,500	5,557,500	5,557,500

See accompanying notes to financial statements.

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2012 and 2011 and

for the period from December 15, 2010 (Inception) through September 30, 2012

(unaudited)

	Six months ended September 30, 2012	Six months ended September 30, 2011	Inception through September 30, 2012

CASH FLOWS FROM OPERATIONS
Net loss	$(11,865)	$(21,492)	$(45,729)
Adjustments to reconcile net loss to cash used by operating activities
Increase in accrued expenses	750	1,948	750
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,115)	(19,544)	(44,979)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-	46,550

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	46,550

NET CHANGE IN CASH	(11,115)	(19,544)	1,571

Cash, beginning of period	12,686	41,822	-
Cash, end of period	$1,571	$22,278	$1,571

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to financial statements.

GAIA REMEDIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE 1 - NATURE OF BUSINESS

Nature of Business

Gaia Remedies, Inc. (“Gaia” or the “Company”) was incorporated in Nevada on December 15, 2010. Gaia is in the business of the online retail sale of all natural pet remedies. Gaia is a development stage company and has not yet realized any revenues from its planned or any other operations.

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2013.

NOTE 2 - GOING CONCERN

Gaia has a net loss and has a deficit accumulated during the development stage of $45,729 as of September 30, 2012.  Gaia's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Gaia has no current source of revenue, which raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Gaia to continue as a going concern.  Gaia’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the operations of its online retail business. Gaia’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the operation of its online retail business or otherwise.

NOTE 3 - ADVANCE FROM SHAREHOLDER

A shareholder of the Company has offered a shareholder loan facility up to $100,000.  The loan facility is unsecured and bears interest at 5% per annum and is payable on demand after June 30, 2013. As of September 30, 2012, the amount outstanding under the shareholder loan facility was $ nil.

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

Results of Operations

Six Months Ended September 30, 2012 and 2011

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $11,865 during the six months ended September 30, 2012 compared to $21,492 for the corresponding period in 2011.

Net Loss

We incurred a net loss of $11,865 during the six months ended September 30, 2012, compared to a net loss of $21,492 for the corresponding period in 2011.

Three Months Ended September 30, 2012 and 2011

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $4,549 during the three months ended September 30, 2012 compared to $6,119 for the corresponding period in 2011.

Net Loss

We incurred a net loss of $4,549 during the three months ended September 30, 2012, compared to a net loss of $6,119 for the corresponding period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of September 30, 2012 consisted of $1,571 in cash and cash equivalents and a shareholder loan facility up to $100,000 from a director and principal shareholder.

Under the shareholder loan facility from Peter P. Hedly, loan advances to or on behalf of the Company bear interest at 5% per annum. The Company is required to repay the outstanding principal and interest at any time after June 30, 2013, on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by the Company at any time without notice, bonus or penalty.

The amount outstanding under shareholder loan facilities was $ nil as of September 30, 2012.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2012, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

November 13, 2012