Form 10-Q
period 2012-12-31
Patriot Berry Farms, Inc.
filed 2013-02-19
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File # 333-174894

Patriot Berry Farms, Inc.

(formerly GAIA REMEDIES, INC.)

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

38-3832726

(IRS Employer Identification Number)

One World Trade Center, 121 SW Salmon Street, Suite 1100

Portland, OR 97204

 (Address of principal executive offices)

00 44 7769 900130

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X]  Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]    NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [X ]    No   [  ]

As of February 19, 2013, there are 69,720,000 shares of common stock outstanding.

All references in this Quarterly Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Patriot” and the “Registrant” refer to Patriot Berry Farms, Inc. unless the context indicates another meaning.

PATRIOT BERRY FARMS, INC.

(formerly GAIA REMEDIES, INC.)

 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATRIOT BERRY FARMS, INC.

(formerly GAIA REMEDIES, INC.)

DECEMBER 31, 2012 AND 2011

Index to Financial Statements

Contents	Page (s)
Balance Sheets at December 31, 2012 (Unaudited) and March 31, 2012	F-1
Statements of Operations for the Three and Nine Months Ended December 31, 2012 and 2011 (Unaudited)	F-2
Statements of Cash Flows for the Nine Months Ended December 31, 2012 (Unaudited)	F-3
Notes to the Financial Statements (Unaudited)	F-4 - F-5

PATRIOT BERRY FARMS, INC.

(formerly GAIA REMEDIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As of December 31, 2012 and March 31, 2012

(Unaudited)

ASSETS	December 31, 2012	March 31, 2012
Current assets
Cash	$-	$12,686
Total current assets	-	12,686
Total assets	$-	$12,686

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,400	$-
Total current liabilities	1,400	-
Total liabilities	1,400	-

Commitments

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized, 5,557,500 shares issued and outstanding	5,558	5,558
Additional paid in capital	40,992	40,992
Deficit accumulated during the development stage	(47,950)	(33,864)
Total stockholders’ equity (deficit)	(1,400)	12,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$12,686

See accompanying notes to financial statements.

PATRIOT BERRY FARMS, INC.

(formerly GAIA REMEDIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the three and nine months ended December 31, 2012 and 2011

For the period from December 15, 2010 (Inception) through December 31, 2012

(Unaudited)

	Three months ended December 31, 2012	Three months ended December 31, 2011	Nine months ended December 31, 2012	Nine months ended December 31, 2011	Inception through December 31, 2012
General and administrative expenses:
Professional fees	$ 1,576	$ 4,407	$ 10,792	$ 23,492	$ 40,060
Other	645	618	3,294	3,025	7,890
Total general and administrative expenses	2,221	5,025	14,086	26,517	47,950

Net loss	$ (2,221)	$(5,025)	$(14,086)	$(26,517)	$(47,950)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	88,920,000	88,920,000	88,920,000	88,920,000

See accompanying notes to financial statements.

PATRIOT BERRY FARMS, INC.

(formerly GAIA REMEDIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the nine months ended December 31, 2012 and 2011

for the period from December 15, 2010 (Inception) through December 31, 2012

(Unaudited)

	Nine months ended December 31, 2012	Nine months ended December 31, 2011	Inception through December 31 2012
CASH FLOWS FROM OPERATIONS

Net loss	$(14,086)	$(26,517)	$(47,950)
Adjustments to reconcile net loss to cash used by operating activities
Increase in accrued expenses	1,400	-	1,400
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,686)	(26,517)	(46,550)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-	46,550

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	46,550

NET CHANGE IN CASH	(12,686)	(26,517)	-

Cash, beginning of period	12,686	41,822	-
Cash, end of period	$-	$15,305	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to financial statements.

PATRIOT BERRY FARMS, INC.

(formerly GAIA REMEDIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Nature of Business

Patriot Berry Farms, Inc. (formerly Gaia Remedies, Inc. (“Patriot” or the “Company”) was incorporated in Nevada on December 15, 2010 under the name of Gaia Remedies Inc.). Patriot is in the business of the online retail sale of all natural pet remedies. Patriot is a development stage company and has not yet realized any revenues from its planned or any other operations.  On December 27, 2012, a change in control occurred as a director of the Company purchased 3,400,000 shares of common stock of the company. On January 28, 2013, the Company changed its name to Patriot Berry Farms, Inc.

The accompanying unaudited interim financial statements have been prepared by Patriot Berry Farms, Inc. (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended March 31, 2012.

NOTE 2 - GOING CONCERN

Patriot has a loss and has a deficit accumulated during the development stage of $47,950 as of December 31, 2012.  Patriot's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Patriot has no current source of revenue. Without realization of additional capital, it would be unlikely for Patriot to continue as a going concern.  Patriot’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the operations of its online retail business. Patriot’s ability to continue as a going concern is dependent on these additional cash financings and, ultimately achieving profitable operations through operations of its online retail business or otherwise.

PATRIOT BERRY FARMS INC.

(formerly GAIA REMEDIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

NOTE 3 - ADVANCE FROM SHAREHOLDER

A previous shareholder of the Company has offered a shareholder loan facility up to $100,000.  The loan facility is unsecured and bears interest at 5% per annum and is payable on demand after December 31, 2012. As of December 31, 2012, the amount outstanding under the shareholder loan facility was $ nil. (March 31, 2012-$nil)

NOTE 4 - SUBSEQUENT EVENTS

On January 28, 2013, the controlling shareholder of the company surrendered for voluntary cancellation, 1,200,000 shares of common stock of the Company for no consideration.  On the same day, the Company executed a 16:1 forward split of the common stock.  The authorized share capital of the Company was not changed as a result of the forward split and is not presented retroactively in the balance sheet.  Earnings per share are calculated based on common stock reflecting the forward stock split.

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

Our company, based in Portland, Oregon, was incorporated under the laws of Nevada on December 15, 2010. Our principal executive offices are located at One World Trade Center, 121 SW Salmon Street, Suite 1100, Portland, Oregon and our telephone number is 44 7769 900130.

On January 28, 2013, the controlling shareholder of the company surrendered for voluntary cancellation, 1,200,000 shares of common stock of the Company for no consideration.  On the same day, the Company executed a 16:1 forward split of the common stock.  The authorized share capital of the Company was not changed as a result of the forward split and is not presented retroactively in the balance sheet.  The Company changed its corporate name to Patriot Berry Farms, Inc. Earnings per share are calculated based on common stock reflecting the forward stock split.

Plan of Operation

Our plan of operation is to finish construction of our website and commence selling our product line.

Results of Operations

Nine Months Ended December 31, 2012 and 2011

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $14,086 during the nine months ended December 31, 2012 compared to $26,517 for the corresponding period in 2011.

Net Loss

We incurred a net loss of $14,086 during the nine months ended December 31, 2012, compared to a net loss of $26,517 for the corresponding period in 2011.

Three Months Ended December 31, 2012 and 2011

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $2,221 during the three months ended December 31, 2012 compared to $5,025 for the corresponding period in 2011.

Net Loss

We incurred a net loss of $2,221 during the three months ended December 31, 2012, compared to a net loss of $5,025 for the corresponding period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The amount outstanding under former shareholder loan facilities was $ nil as of December 31, 2012.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On January 28, 2013, the Registrant’s board of directors voted to (i) change Registrant’s name to “Patriot Berry Farms, Inc.”, and (ii) cause a 16:1 forward split of the Company’s common stock (the “Forward Split”).  The record date for the Forward Split and name change is February 15, 2013.  The Forward Split and name change were approved by the holders of 62.2% of the Registrant’s common stock on January 28, 2013.  The Forward Split shall not result in any fractional shares, and any resulting fractional shares shall be cancelled with no consideration paid to any holders of any fractional shares.  The Forward Split does not affect the number of Registrant’s authorized shares, which remain at 100,000,000.

Contemporaneously with the Forward Split, the Registrant’s president, Mr. Alexander Houstoun-Boswall retired 1,200,000 of his common shares to treasury for no further consideration.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation of Gaia Remedies, Inc. *

3.2	Bylaws of Gaia Remedies, Inc.*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form S-1 filed June 15, 2011 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2013

GAIA REMEDIES, INC.

/s/  Alexander Houstoun-Boswall

Alexander Houstoun-Boswall

President (Principal Executive Officer) and Treasurer (Principal Financial Officer)