Form 10-K
period 2013-03-31
Patriot Berry Farms, Inc.
filed 2013-07-12
CIK 1522787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-174894

PATRIOT BERRY FARMS, INC.
(Exact name of Registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

7380 Sand Lake Road, Suite 500
Orlando, Florida 32819
 (Address of principal executive offices, including zip code)

(503) 505-6946
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of July 12, 2013, there are 69,720,000 shares of common stock outstanding.

Item 1. BUSINESS

Patriot Berry Farms, Inc., (the “Company” also the “Registrant”) was formed on December 15, 2010 under the name Gaia Remedies, Inc. On December 27, 2012, a change in control occurred as Mr. Alex Alford Houstoun-Boswall purchased 54,400,000 (post split) shares of common stock of the company. Also on December 27, 2012, Mr. Joel Whitlock and Mr. Peter Hedley each tendered their resignations from all positions as officers and directors of the Registrant, and Mr. Alex Alford Houstoun-Boswall was elected as the Registrant’s president and director. Mr. Houstoun-Boswall will act as the Company’s principal financial officer, principal accounting officer, and principal operating officer until such positions are otherwise filled.

In January 2013, the Company executed a 16:1 forward split of its common stock, par value $0.001, and changed its name to Patriot Berry Farms, Inc.

Description of Business

On May 15, 2013, the Registrant began implementation of its new business plan: the acquisition and operation of established and profitable berry farms throughout the United States. The Company's main focus is on blueberry production with a secondary focus on strawberry and raspberry production.

FORWARD LOOKING STATEMENTS

This Current Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our international operations and currency exchange fluctuations; and
•	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Market Overview
Blueberries have been transformed from a niche market to a global commodity marked by increasing, year-round demand.

In the US – the world's largest producer – blueberries are the second most important berry crop, representing over 24% of the nation's $3.5 billion strawberry-blueberry-raspberry market.

Driving the market is increased consumption by existing blueberry eaters, the introduction of new consumers, and market expansion into new domestic regions and growing export regions.

In turn, the strength of the blueberry market represents many new opportunities, particularly in terms of improved grower economics and new end market users.

Not surprisingly, US blueberry growers are highly optimistic about the long-term the future of what they consider an increasingly dynamic industry.

History & Uses
The blueberry is one of the few native North American fruits, and was used for centuries for food and medicine by Native Americans.

New World settlers quickly learned the value of blueberries. They ate them fresh, preserved and canned them, and relied on them for an important beverage that sustained Civil War Soldiers.

Today, their use has exploded into hundreds of market applications: fresh consumption; canned for pie fillings and sauces; frozen for food industry uses such as baking confectionery or ice creams; dried for retail snack and food processing industries; powdered; liquefied for use in beverages, purees, concentrates and dairy products; entrees; and more.

Market Growth
As the world’s largest producer of blueberries, the total US crop value in 2011 reached a record $863.9 million, an increase of over 1,980% compared to 1980's crop value of only $41.4 million.

Such continued production growth is made possible by continued investment in acres planted. In 1980, the total number of US blueberry acres harvested was 21,850. By 2011, that total had grown an estimated 229.5% to 72,000 acres, or over 112 square miles.

By continuing to increase its total acreage, the US has been able to increase its total blueberry production to 516.7 million pounds in 2011, a 75.8% increase over its total in 2000. Increased acreage also means more opportunities for the acquisition of existing blueberry operations.

When blueberry demand is broken down across the fresh and frozen markets, both represent increasing per capita consumption over the past 3 decades.

In 2002, fresh blueberry consumption exceeded demand for frozen blueberries in the US for the first time, and the trend has continued to grow ever since.

By 2010, frozen blueberry consumption had reach an estimated record of 0.60 pounds per person while fresh blueberry consumption had reached an all-time high of 1.11 pounds per person.

In turn, the growing, lucrative fresh blueberry market represents just one of the opportunities available to US growers for improving overall profitability.

Marketing & Distribution
Also driving the growth of the US blueberry market are various industry associations that help growers increase their knowledge and profitability while fostering consumer consumption.

In particular, the North American Blueberry Council (NABC) voted in 2000 to establish a federally mandated marketing and promotion order.

The order established a grower assessment program, invested in medical research to document the health benefits of blueberry consumption, and developed consumer marketing initiatives.

The program's efforts appear successful, with total national per capita consumption of blueberries increasing significantly from 0.26 pounds in 2000 to 1.3 pounds per person in 2011.

A key component in such marketing efforts continues to be the nation's established, massive chains of distribution from farms to grocery retailers.

US grocery retailers represent 20 of the world's largest retail chains, including SuperValue (#31 of the world's largest retailers), Safeway (#24), Kroger (#5), and 17 others.

Of particular relevance, Whole Foods, with its specific targeting of healthy eating, moved up 9 positions on the list of the world's largest retailers in 2012, overtaking The Great Atlantic & Pacific Tea Company and the Giant Eagle chains.

While blueberries are a perfect fit for the likes of Whole Foods customers, the other grocery retailers' websites also include some form of 'Healthy Eating' in their main navigation options.

In turn, the blueberry market is ideally positioned to benefit from the market's demand for healthy foods as well as from the strength of the nation's grocery retailers to meet that demand.

Imports & Exports
Since demand for blueberries is year-round and the domestic season is only from April through November, the US is a net importer of fresh blueberries, mostly from Chile. The US also imports frozen blueberries, mostly from Canada.

At the same time, the US exported a record 78.5 million pounds of fresh blueberries (valued at $124.5 million) and 36.2 million pounds of frozen blueberries in 2011, with Canada importing the majority in both cases.

As new products and new markets continue to emerge around the world, the blueberry industry continues to experience explosive exports growth.

Among the countries the US is specifically targeting for blueberry exports is China, having officially requested access to that nation's fresh blueberry market (the US is already the third leading fruit exporter to China).

The importance of China as an export market is based on the nation representing over 200 cities of 1+ million inhabitants; a growing middle class; a focus on health, safety and product traceability; and a preference for imported fruit due to scandals connected with local growers.

Market Outlook
Throughout the global economic downturn, the blueberry market continued to grow its acreage, foster increased consumer consumption, develop new markets and products, and move record amounts of production to market.

Looking forward, the US Highbush Blueberry Council (USHBC) expects continued major movement into the fresh market as overall consumption increases, and that the growing number of products using blueberries will continue to stimulate the introduction of further new products.

The USHBC also forecasts increased size of operations, economies of scale and professionalism among growers to more effectively and profitably meet the growing market demand.

Production & Returns
While North America represents nearly 90% of the global production of blueberries, the US is the world's largest single producer, with 516.7 million pounds harvested in 2011 alone.

Both industry experience and academic studies confirm the potential of blueberries to be a very profitable crop, which may explain the ongoing increase in US blueberry acreage over the past several decades.

Not even the global economic downturn could stop the ongoing expansion of US blueberry growers driven by growing domestic and global demand.

Between growing overall yields, increasing national production, and a perennial crop that can produce for up to 25 years in some locations, blueberries continue to represent an in-demand commodity marked by attractive rates of return.

Acreage Expansion
For the US blueberry market to continue growing, the proactive expansion of the nation's total blueberry acreage needs to continue since new plantings require a 24-month establishment period and full production is only realized in 4 to 6 years after planting.

Fortunately, the total number of blueberry acres harvested in the US has grown from 21,850 in 1980 to an estimated 72,000 acres (>112 sq mi) in 2011, for an increase of 229.5%.

In particular, by 2011, the western states of Oregon, Washington and California had increased their combined blueberry acreage by an estimated 134.8% over their 2004 levels.

These increases in total acreage continue to support the nation's dominance of the blueberry market while creating more opportunities for the acquisition of already-producing blueberry farms.

Growing Overall Yields
Different blueberry plantings represent varying yields depending on plant variety and maturity, soil quality, irrigation, climate, grower knowledge, and other factors.

Nevertheless, according to data from the US Department of Agriculture (USDA), when plantings of all types and at all stages are taken together, overall blueberry yield per acre in the US is on the rise.

In 1992, overall blueberry yield in the US was 3,310 pounds per acre. By 2011, estimated yield had increased 79.5% to 5,940 pounds per acre.

In the case of an academic study from 2009 on blueberry production in California's southern San Joaquin Valley, the region's yields per acre in 2006 and 2007 averaged 8,408 and 10,970 pounds respectively (the study assumed an average marketable yield of 10,000 pounds per acre).

Meanwhile, according to the US Highbush Blueberry Council (USHBC), typical yields for mature highbush blueberry plantings in particular are 14,000 to 16,000 pounds per acre.

Production Growth
Blueberries are harvested in the US from April through November, with peak harvest in July, also known as National Blueberry Month.

As with overall yield, so too overall blueberry production in the US is on the rise. In 2000, total production was 293.3 million pounds. By 2011, production had increased 75.8%, reaching a record 516.7 million pounds.

During that same time period, production for the fresh blueberry market grew disproportionately by 250.3%, from 79.6 million pounds to an estimated 278.8 million pounds.

By targeting the lucrative fresh market windows of November through March via early and late varietal plantings and supporting production technologies, US growers are able to take advantage of just one of the opportunities available to them for improving overall profitability.

Also contributing to profitability is knowledge gained through industry associations and experience, and increased size of operations, economies of scale and professionalism in farming practices.

Returns & Rate of Return
The main factors to consider when assessing the profitability of a blueberry operation are annual returns, timing of those returns, and the attractiveness of the rate of return.

Based on the previously mentioned study on blueberry production in California's southern San Joaquin Valley, annual revenues of $30,000 per acre are projected (i.e., average marketable yield of 10,000 pounds per acre at $3.00 per pound).

Applying the study's projections to a blueberry operation with 1,000 mature acres would result in expected annual revenues of approximately $30 million.

Regarding timing of returns, newly planted blueberry operations typically realize full production after 4 to 6 years.

In contrast, Patriot Berry Farms targets the acquisition and operation of farms with mature plantings, which already represent full production and established returns.

In terms of rate of return, the North Carolina State University study "Evaluating the Profitability of Blueberry Production" concludes the blueberry business yields an attractive 16.6% rate of return.

Health Drivers
For centuries, Native Americans were aware of the medicinal properties of the blueberry plant.

Today, ongoing research around the world continues to discover and amass evidence of the connection between eating blueberries and overall health.

The US blueberry industry has capitalized on that evidence and the population's heightened interest in healthy eating by marketing the health benefits associated with blueberry consumption.

Meanwhile, popular publications from Time magazine to Healthy Cooking have labeled blueberries the "Super Food”; media celebrities from Oprah to Dr. Oz have promoted the fruit's health benefits; and the American Cancer Society placed blueberries at the top of its list of foods beneficial in preventing the risk of certain types of cancer.

As a result, market awareness of why blueberries are so effective at promoting health continues to grow.

In turn, the strong health-related message continues to act as a driver for increasing market consumption, both in the US and abroad.

Health Benefits
The US Department of Agriculture's (USDA) Phytochemical and Ethnobotanical databases contain documentation on 161 different chemicals and activities associated with blueberries, from acetic acid down to zinc.

Among the commonly known health benefits associated with blueberries is the fruit's high Vitamin C content, providing nearly 25% of the recommended daily requirement in one serving.

Blueberries are also high in fiber, with just a handful meeting the recommended daily requirement. Fiber, in turn, promotes regularity, heart health and optimal cholesterol levels.

Also of importance is that blueberries represent an excellent source of manganese, which is essential for bone development. Manganese is also needed for the conversion of proteins, carbohydrates and fats into energy.

Antioxidant Properties
A further health benefit documented by various medical research trials is the blueberry's antioxidant properties.

Antioxidants help neutralize free radicals, which are unstable molecules linked to the development of cancer, cardiovascular disease and other age-related conditions such as Alzheimer’s.

Among the antioxidants in blueberries are Vitamins C and E, anthocyanins and phenolics.

The USDA Human Nutrition Research Center on Aging places blueberries among the fruits with the highest antioxidant activity.

Anti-Aging Properties
Blueberries have also been linked with anti-aging processes, which could be of growing significance as the US population continues to age and suffer from age-related decreases in cognitive and motor functioning.

The work of Jim Joseph, director of the neuroscience laboratory in the USDA Human Nutrition Research Center, has discovered that feeding blueberries to laboratory rats slows mental capacity loss related to aging.

When testing the same effects on humans, preliminary results show that eating a cup of blueberries a day results in a 5-6% improvement in motor skills when compared to a control group.

Further Research
Additional research findings into the health-related benefits of blueberries can be found throughout the popular media.

The Dr. Oz Show reported on recently published studies that indicate blueberries contain the active antioxidant compound pterostilbene, which can lower blood pressure and help the heart.

Dr. Oz also highlighted a study that reviewed the diets of over 93,000 women and found that those with the highest blueberry consumption were 32% less likely to suffer an early heart attack.

Oprah Winfrey's website, meanwhile, recently reported on how the anthocyanins in blueberries not only give the fruit its deep color, but may also have anti-diabetic effects.

The website also reported on new research that suggests blueberries might protect heart muscle from damage.

Projects
Patriot Berry Farms is currently in a stage of aggressive initial asset growth through acquisition.

To reach the goal of being a major operator within the US berry market, the Company plans to gather 1,000 to 2,000 acres of mature blueberry plantings under a single operational team.

To expedite the process, the Company is currently identifying a farm development company capable of managing:

•	the development of initial systems;
•	the ongoing production of the established blueberry plants and delivery to market;
•	and the expansion of total acres cultivated and overall production going forward.

Throughout the initial growth phase, the Company will also consider all opportunities for entry into farming operations with established strawberry and raspberry production.

By remaining focused on those farms and industry traditions that have already proven successful, Patriot Berry Farms will gain the solid – and profitable – foundation on which it needs to build.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Activities

On June 11, 2013, the Company engaged Strikly Berry Consulting, LLC to advise the Company on its berry farm development program, including: assessment of land or existing farms the Company is considering acquiring, assistance with evaluation of historical farm performance and production system advice including, but not limited to, pre-plant decision making, fertility, and pruning/training recommendations of berry crops.

Compliance with Environmental Laws

There are many statutes affecting the agricultural community. Below is a list of some major federal statutes containing important environmental requirements that affect the agricultural community:

•	Clean Air Act
The objective of the Clean Air Act is to protect human health, welfare, and the environment by maintaining and improving the quality of the air through the development of standards.

The Clean Air Act includes agriculture specific requirements including air emissions from farming practices. An overview of the Clean Air Act can be found at: http://www.epa.gov/agriculture/lcaa.html

•	Clean Water Act
The objective of the Federal Water Pollution Control Act, commonly referred to as the Clean Water Act (CWA), is to restore and maintain the chemical, physical, and biological integrity of the nation's waters by preventing point and nonpoint pollution sources, providing assistance to publicly owned treatment works for the improvement of wastewater treatment, and maintaining the integrity of wetlands.

An overview of the CWA can be found at: http://www.epa.gov/agriculture/lcaa.html

•	Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA)
The objective of CERCLA is to clean up uncontrolled releases of specified hazardous substances. CERCLA includes agriculture specific requirements including Planning and Agriculture, Release Reporting and Agriculture, and Release Response and Agriculture. An overview of CERCLA can be found at: http://www.epa.gov/agriculture/lcla.html

•	Coastal Zone Act Reauthorization Amendments of 1990
The objective of the Coastal Zone Management Act is to control nonpoint pollution sources that affect coastal water quality. An overview of the Coastal Zone Management Act can be found at: http://www.epa.gov/agriculture/lzma.html

•	Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA)
The objective of FIFRA is to provide federal control of pesticide distribution, sale, and use. All pesticides used in the United States must be registered (licensed) by EPA. Registration assures that pesticides will be properly labeled and that, if used in accordance with specifications, they will not cause unreasonable harm to the environment. Use of each registered pesticide must be consistent with use directions contained on the label or labeling.

FIFRA includes agriculture specific requirements including Tolerances and Agriculture, Certification and Agriculture, and Worker Protection Standard for Agricultural Pesticides. An overview of FIFRA can be found at: http://www.epa.gov/agriculture/lfra.html

•	Food Quality Protection Act
This law amends the two major pesticide laws: the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) and the Federal Food, Drug, and Cosmetic Act (FFDCA). An overview of the Food Quality Protection Act can be found at: http://www.epa.gov/agriculture/lqpa.html

•	Resource Conservation and Recovery Act
The objectives of the Resource Conservation and Recovery Act (RCRA) are to protect human health and the environment from the potential hazards of waste disposal, to conserve energy and natural resources, to reduce the amount of waste generated, and to ensure that wastes are managed in an environmentally sound manner. RCRA regulates the management of solid waste (e.g., garbage), hazardous waste, and underground storage tanks holding petroleum products or certain chemicals.

The RCRA includes agriculture specific requirements including Hazardous Waste and Agriculture, Universal Waste and Agriculture, Used Oil and Agriculture, and Underground Storage Tanks and Agriculture. An overview of the RCRA can be found at: http://www.epa.gov/agriculture/lrca.html

•	Safe Drinking Water Act
The objective of the Safe Drinking Water Act is to protect public health by establishing safe limits (based on the quality of water at the tap) for contaminants that may have an adverse effect on human health, and to prevent contamination of surface and ground sources of drinking water.

An overview of the Safe Drinking Water Act can be found at: http://www.epa.gov/agriculture/ldwa.html

Employees

Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC.

Item 2. PROPERTIES

The Company does not hold ownership or leasehold interest in any property. The Company is currently negotiating the purchase of operating blueberry farms in Florida and Wisconsin.

Item 3. LEGAL PROCEEDINGS

Currently, the Company is not involved in any pending litigation or legal proceeding.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The principle United States market for our common equity is the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”), a quotation medium for subscribing members. Our common stock is quoted for trading on the OTC Bulletin Board under the symbol PBFI.

The table below sets out the range of high and low bid information for our common stock for each full quarterly period within the last fiscal year as regularly quoted in the automated quotation system of the OTC Bulletin Board.

Quarter Ended	High	Low
June 30, 2012	.04	.04
September 30, 2012	.04	.04
December 31, 2012	.04	.04
March 31, 2013	.04	.04

Holders.

As of July 12, 2013, there were 15 total record holders of 69,720,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the year ended March 31, 2013.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended March 31, 2013 and March 31, 2012.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs, including statements concerning registrant’s operations, performance, financial condition and growth. For this purpose, any statements contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended March 31, 2013.

As of March 31, 2013, we had a cash balance of $2,575. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock and additional shareholder loan commitments. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity would require our management to perform diligence on possible acquisition of additional assets. Such due diligence would likely include purchase investigation costs such as professional fees by consultants, conducting due diligence searches and travel costs. It is anticipated that additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, the following:

•	our ability to raise additional funding;

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on December 15, 2010 through March 31, 2013, but have incurred operating expenses in the amount of $91,118 for the same period. Our activities have been financed from the proceeds of share subscriptions.

For the fiscal year ended March 31, 2013, professional fees totaled $39,330 and other expenses totaled $17,924. For the fiscal year ended March 31, 2012, professional fees totaled $25,499 and other expenses totaled $3,637.

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses. During our fiscal year ended March 31, 2013, we incurred a net loss of $57,254, which resulted in an accumulated deficit of $91,118.

Our financial statements are prepared in accordance with U.S. generally accepted accounting the principles. We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances by a related party. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of March 31, 2013 consisted of $2,575 in cash and cash equivalents and a related party advance of $20,730 from a director and principal shareholder.

Under the related party advance from director and principal shareholder Alexander Houstoun-Boswall, this amount is to be reimbursed by the Company upon implementation of the Company’s planned principal activities and as operating cash flows permit. These advances have been recorded in related party advances as of March 31, 2013. These advances are non-interest bearing, due upon demand and unsecured.

In May 2013, the Company entered into an investment agreement with a third-party (the “Investor”) whereby the Investor agreed to invest up to $8,500,000 in exchange for the Company’s common stock. The Investor’s investment in common stock of the Company is to be made in multiple closings between May 2013 and May 2015 pursuant to the agreement.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Patriot Berry Farms, Inc.
(Formerly GAIA Remedies, Inc.)
(A Development Stage Company)

Index to the Audited Financial Statements

As of and for the Years Ended March 31, 2013 and 2012,
and for the Period from December 15, 2010 (Inception) to
March 31, 2013

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Patriot Berry Farms, Inc.
(A Developmental Stage Company)
Portland, Oregon

We have audited the accompanying balance sheets of Patriot Berry Farms, Inc. (the “Company”) as of March 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from December 15, 2010 (inception) to March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Berry Farms, Inc. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and the period from December 15, 2010 (inception) to March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, the Company's absence of revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
June 25, 2013

Patriot Berry Farms, Inc.
(Formerly GAIA Remedies, Inc.)
(A Development Stage Company)
Balance Sheets

	March 31, 2013	March 31, 2012

ASSETS
Current assets:
Cash	$2,575	$12,686
Total current assets	2,575	12,686
Total assets	$2,575	$12,686

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,413	$-
Related party advances (see Note 5)	20,730	-
Total current liabilities	47,143	-

Commitments

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 100,000,000 shares authorized, 69,720,000 and 88,920,000 issued and outstanding as of March 31, 2013 and 2012, respectively	69,720	88,920
Additional paid-in capital	(23,170)	(42,370)
Deficit accumulated during the development stage	(91,118)	(33,864)
Total stockholders’ equity (deficit)	(44,568)	12,686
Total liabilities and stockholders’ equity (deficit)	$2,575	$12,686

See accompanying notes to the audited financial statements.

Patriot Berry Farms, Inc.
(Formerly GAIA Remedies, Inc.)
(A Development Stage Company)
Statements of Operations

	For the Year Ended March 31, 2013	For the Year Ended March 31, 2012	From Inception (December 15, 2010) Through March 31, 2013

Revenue	$-	$-	$-

Operating expenses:
Selling, general and administrative	57,254	29,136	91,118
Operating loss	(57,254)	(29,136)	(91,118)

Income tax (expense) benefit	-	-	-

Net loss	$(57,254)	$(29,136)	$(91,118)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	86,601,333	88,920,000

See accompanying notes to the audited financial statements.

Patriot Berry Farms, Inc.
(Formerly GAIA Remedies, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 15, 2010 (Inception)	-	$-	$-	$-	$-
Issuance of common stock for cash to founders at $0.001 per share	54,400,000	54,400	(51,000)	-	3,400
Issuance of common stock for cash at $0.02 per share	34,520,000	34,520	8,630	-	43,150
Net loss for the year ended March 31, 2011	-	-	-	(4,728)	(4,728)
Balance, March 31, 2011	88,920,000	88,920	(42,370)	(4,728)	41,822
Net loss for the year ended March 31, 2012	-	-	-	(29,136)	(29,136)
Balance, March 31, 2012	88,920,000	88,920	(42,370)	(33,864)	12,686
Retirement of common stock at $0.001 per share	(19,200,000)	(19,200)	19,200	-	-
Net loss for the year ended March 31, 2013	-	-	-	(57,254)	(57,254)
Balance, March 31, 2013	69,720,000	$69,720	$(23,170)	$(91,118)	$(44,568)

See accompanying notes to the audited financial statements.

Patriot Berry Farms, Inc.
(Formerly GAIA Remedies, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended March 31, 2013	For the Year Ended March 31, 2012	From Inception (December 15, 2010) Through March 31, 2013

Cash flows from operating activities:
Net loss	$(57,254)	$(29,136)	$(91,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	26,413	-	26,413
Related party advances	20,730	-	20,730
Net cash used in operating activities	(10,111)	(29,136)	(43,975)

Cash flows from investing activities:	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock for cash	-	-	46,550
Net cash provided by financing activities	-	-	46,550

Net increase in cash	(10,111)	(29,136)	2,575
Cash at beginning of period	12,686	41,822	-
Cash at end of period	$2,575	$12,686	$2,575

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the audited financial statements.

Patriot Berry Farms, Inc.
(Formerly GAIA Remedies, Inc.)
(A Development Stage Company)
Notes to the Audited Financial Statements
March 31, 2013

1)	ORGANIZATION

Patriot Berry Farms, Inc. (formerly Gaia Remedies (“Patriot” or the “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc.). Patriot is in the business of the acquisition and operation of established and profitable berry farms throughout the United States. Patriot is a development stage company and has not yet realized any revenues from its planned principal activities. On December 27, 2012, a change in control occurred as a director of the Company purchased 54,400,000 (Post split, see note 3) shares of common stock of the Company. On January 28, 2013, the Company changed its name to Patriot Berry Farms, Inc. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is March 31.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement its planned, principal activities.

2)	SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,575 and $12,686 in cash and cash equivalents as of March 31, 2013 and 2012, respectively.

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825 include cash, trade accounts receivable, accounts payable and related party advances. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2013 and 2012.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2013 and 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2013 and 2012.

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHARE BASED EXPENSES

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

SHARE BASED EXPENSES

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

NET INCOME OR (LOSS) PER SHARE OF COMMON STOCK

The Company has adopted ASC 260 “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

3)	STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 100,000,000 of common shares with a par value of $0.001 per share. Each share entitles the holder to one vote, in person or proxy, on any matter on which action of the shareholder of the Company is sought.
Share information throughout these financial statements and footnotes has been presented retroactively of the stock split.

SHARE ISSUANCES

Since inception through March 31, 2013, the Company issued 54,400,000 shares of common stock, par value $0.001 per share, to its founding shareholders in exchange for $3,400 in cash proceeds and 34,520,000 shares of common stock, par value $0.001 per share, to non-affiliate shareholders in exchange for $43,150 in cash proceeds.

In December 2012, the Company’s President and then director acquired 54,400,000 shares of common stock, par value $0.001 per share, from two separate directors in exchange for cash consideration of $50,000, or $0.00092 per share. The sellers of common stock agreed to tender their respective resignations from all positions as officers and directors of the Company. As a result, immediately after the acquisition the Company’s President controlled approximately 62.2% of the Company’s issued and outstanding common stock, par value $0.001 per share.

In January 2013, the Company’s President and controlling shareholder surrendered for voluntary cancellation, 19,200,000 shares of common stock of the Company for no consideration.

In January 2013, the Company executed a 16:1 forward split of its common stock, par value $0.001. As a result of the forward split, the Company’s common shares issued and outstanding increased to 69,720,000 as of March 31, 2013. The forward split has been retrospectively applied to the Company’s financial statements and notes thereto as of and for the years ended March 31, 2013 and 2012.

4)	RELATED PARTY ADVANCES

During the year end March 31, 2013, the Company’s President advanced $20,730 to fund certain operating expenses. As these amounts are to be reimbursed by the Company upon implementation of its planned principal activities and as operating cash flows permit, these advances have been recorded in related party advances as of March 31, 2013. These advances are non-interest bearing, due upon demand and unsecured.

5)	PROVISION FOR INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2013 and 2012, respectively, under ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

The Company is subject to United States income taxes at a rate of 34%. Operating loss carry forwards totaled $91,118 and $33,864 as of March 31, 2013 and 2012, respectively, and will begin to expire in 2031. Accordingly deferred Federal and State tax assets of approximately $19,000 and $12,000, respectively, were offset by a valuation allowance.

6)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2013 and 2012, the Company has an accumulated deficit of $91,118 and $33,864, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations. In response to this and other potential problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7)	SUBSEQUENT EVENTS

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

In May 2013, the Company entered into an investment agreement with a third-party (the “Investor”) whereby the Investor agreed to invest up to $8,500,000 in exchange for the Company’s common stock. The Investor’s investment in common stock of the Company is to be made in multiple closings between May 2013 and May 2015 pursuant to the agreement.

PRESIDENT EMPLOYMENT AGREEMENT

In May 2013, the Company entered into a formal employment agreement with the Company’s President. Pursuant to the terms of the agreement, the Company’s President was appointed to act in its capacity for an initial period of three years, and at an annual salary of $120,000.

The Company has evaluated all other subsequent events from the balance sheet date through June 25, 2013, the date of this report and determined that there are no additional events to disclose.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2013 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Item 9B. OTHER INFORMATION

Effective July 9, 2013, the Company's office address changed to 7380 Sand Lake Road, Suite 500, Orlando, Florida 32819.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position

Alexander Houstoun-Boswall	President, Director and Treasurer

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Alexander Alford Houstoun-Boswall (40), has been a resident of London since 1998. Since 2001 he has been Director and Executive Chairman of Hampton Court House Ltd., an independent school for children ages three through sixteen. Mr. Houstoun-Boswall has also served as director of Glendecora Ltd., and Hampton Court Studios, both of which were formed to provide services to Hampton Court House, Ltd.

Mr. Houstoun-Boswall has a diverse background which includes management of a company employing approximately 50 people, and with assets exceeding US $16 million. He holds a Bachelor of Arts degree in Philosophy from Open University, and has studied mechanical engineering at Imperial College, London, and Industrial Design at Brunel University, Runnymede.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been involved in any legal proceeding of the type required to be disclosed under applicable SEC rules, including:

1.
Any petition under the Federal bankruptcy laws or any state insolvency law being filed by or against, or a receiver, fiscal agent or similar officer being appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Conviction in a criminal proceeding, or being a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We expect to adopt a code by the end of the current fiscal year.

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2013 and 2012 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Alexander Houstoun-Boswall	2013	0	0	0	0	0	0	0	0
President, CEO

Alexander Houstoun-Boswall	2012	0	0	0	0	0	0	0	0
President, CEO

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2012 and 2013.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the years ended March 31, 2013 and March 31, 2012.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2013 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2013, there were 69,720,000 shares of our common stock outstanding:

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and Nature of Beneficial Ownership	(4) Percentage of Beneficial Ownership
Common	Alexander Houstoun-Boswall	35,200,000	50.5%
	All executive officers and directors as a group	35,200,000	50.5%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended March 31, 2013, the Company’s President advanced $20,730 to fund certain operating expenses. As these amounts are to be reimbursed by the Company upon implementation of its planned principal activities and as operating cash flows permit, these advances have been recorded in related party advances as of March 31, 2013. These advances are non-interest bearing, due upon demand and unsecured.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

None of our directors are independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. All of our directors are also officers of the Company, and we therefore have no independent directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended March 31, 2013, and March 31, 2012, we engaged LBB & Associates Ltd., LLP, as our independent auditor. For the years ended March 31, 2013, and March 31, 2012, we incurred fees as discussed below:

	Fiscal Year Ended
	March 31, 2013	March 31, 2012

Audit fees	$9,950	$10,200
Audit – related fees	Nil	$1,100
Tax fees	$500	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT BERRY FARMS, INC.

Date: July 11, 2013	By:	/s/ Alexander Houstoun-Boswall
Alexander Houstoun-Boswall
President, Chief Executive Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 11, 2013	By:	/s/ Alexander Houstoun-Boswall
Alexander Houstoun-Boswall
President, Chief Executive Officer, Treasurer and Director