Form 10-Q
period 2013-06-30
Patriot Berry Farms, Inc.
filed 2013-08-19
CIK 1522787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q
____________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File # 333-174894

Patriot Berry Farms, Inc.
 (Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

38-3832726
(IRS Employer Identification Number)

7380 Sand Lake Road, Suite 500
Orlando, FL 32819
 (Address of principal executive offices)

(503) 505-6946
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

As of August 14, 2013, there are 69,720,000 shares of common stock outstanding.

All references in this Quarterly Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Patriot Berry” and the “Registrant” refer to Patriot Berry Farms, Inc. unless the context indicates another meaning.

PATRIOT BERRY FARMS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Patriot Berry Farms, Inc.
 (A Development Stage Company)

Financial Statements (Unaudited)
June 30, 2013

Patriot Berry Farms, Inc.
 (A Development Stage Company)

Index to the Financial Statements (Unaudited)

June 30, 2013

Balance Sheets (Unaudited) as of June 30, 2013 and March 31, 2013	F-1

Statements of Operations (Unaudited) for the three month periods ended June 30, 2013 and 2012, and for the period from December 15, 2010 (Inception) to June 30, 2013	F-2

Statements of Cash Flows (Unaudited) for the three month periods ended June 30, 2013 and 2012, and for the period from December 15, 2010 (Inception) to June 30, 2013	F-3

Notes to the Financial Statements (Unaudited)	F-4

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Balance Sheets (Unaudited)

	June 30, 2013	March 31, 2013

ASSETS
Current assets:
Cash	$44,470	$2,575
Total current assets	44,470	2,575
Total assets	$44,470	$2,575

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,514	$26,413
Accounts payable - related party	20,000	-
Related party advances	93,639	20,730
Total current liabilities	140,153	47,143

Stockholders’ Deficit
Common stock, par value $0.001, 100,000,000 shares authorized, 69,720,000 issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	69,720	69,720
Additional paid-in capital	(23,170)	(23,170)
Deficit accumulated during the development stage	(142,233)	(91,118)
Total stockholders’ deficit	(95,683)	(44,568)
Total liabilities and stockholders’ deficit	$44,470	$2,575

See accompanying notes to the financial statements (unaudited).

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	From Inception (December 15, 2010) Through June 30, 2013

Net Revenue	$-	$-	$-

Operating expenses:
Selling, general and administrative	51,115	7,316	142,233
Operating loss before income taxes	(51,115)	(7,316)	(142,233)

Income tax (expense) benefit	-	-	-

Net loss	$(51,115)	$(7,316)	$(142,233)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	69,720,000	88,920,000

See accompanying notes to the financial statements (unaudited).

Patriot Berry Farms, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	From Inception (December 15, 2010) Through June 30, 2013

Cash flows from operating activities:
Net loss	$(51,115)	$(7,316)	$(142,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	101	2,700	26,514
Accounts payable - related party	20,000	-	20,000
Related party advances	72,909	-	93,639
Net cash used in operating activities	41,895	(4,616)	(2,080)

Cash flows from investing activities:	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock for cash	-	-	46,550
Net cash provided by financing activities	-	-	46,550

Net increase in cash	41,895	(4,616)	44,470
Cash at beginning of period	2,575	12,686	-
Cash at end of period	$44,470	$8,070	$44,470

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements (unaudited).

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)

1)	ORGANIZATION

Patriot Berry Farms, Inc. (formerly Gaia Remedies (“Patriot” or the “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc.). Patriot is in the business of online retail sale of all natural pet remedies. Patriot is a development stage company and has not yet realized any revenues from its planned principal activities. On December 27, 2012, a change in control occurred as a director of the Company purchased 54,400,000 shares of common stock of the Company. On January 28, 2013, the Company changed its name to Patriot Berry Farms, Inc. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is March 31.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement its planned, principal activities.

2)	RELATED PARTY ADVANCES

During the three months period ended June 30, 2013, the Company’s President advanced $72,909 to fund certain operating expenses. As these amounts are to be reimbursed by the Company upon implementation of its planned principal activities and as operating cash flows permit, these advances have been recorded in related party advances as of June 30, 2013. These advances are non-interest bearing, due upon demand and unsecured.

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)

3)	RELATED PARTY TRANSACTIONS

In May, 2013, the Company entered into a formal employment agreement with the Company’s President. Pursuant to the terms of the agreement, the Company’s President was appointed to act in its capacity for an initial period of three years, and at an annual salary of $120,000. Accordingly, during the three months period ended June 30, 2013, the Company incurred and accrued for $20,000 in executive compensation. This amount has been recorded as accounts payable – related party as of June 30, 2013.

4)	COMMITTMENTS AND CONTINGENCIES

In May 2013, the Company entered into an investment agreement with a third-party (the “Investor”) whereby the Investor agreed to invest up to $8,500,000 in exchange for the Company’s common stock. The Investor’s investment in common stock of the Company is to be made in multiple closings between May 2013 and May 2015 pursuant to the agreement. On July 24, 2013, the Investor cancelled its investment agreement.

5)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2013, the Company has an accumulated deficit of $142,233. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Overview

On May 15, 2013, the Registrant began implementation of its new business plan: the acquisition and operation of established and profitable berry farms throughout the United States. The Company’s main focus is on blueberry production with a secondary focus on strawberry and raspberry production.

Our company, based in Orlando, Florida, was incorporated under the laws of Nevada on December 15, 2010. Our principal executive offices are located at 7380 Sand Lake Road, Suite 500, Orlando, Florida 32819 and our telephone number is (503) 505-6946.

On January 28, 2013, the controlling shareholder of the company surrendered for voluntary cancellation, 1,200,000 shares of common stock of the Company for no consideration. On the same day, the Company executed a 16:1 forward split of the common stock. The authorized share capital of the Company was not changed as a result of the forward split. The Company changed its corporate name to Patriot Berry Farms, Inc. Earnings per share are calculated based on common stock reflecting the forward stock split.

Plan of Operation

Patriot Berry Farms is currently in a stage of aggressive initial asset growth through acquisition. To reach the goal of being a major operator within the US berry market, the Company plans to gather 1,000 to 2,000 acres of mature blueberry plantings under a single operational team. To expedite this process, the Company is currently identifying a farm development company capable of managing:

•	The development of initial systems:
•	The ongoing production of the established blueberry plants and delivery to market:
•	And the expansion of total acres cultivated and overall production going forward.

Throughout the initial growth phase, the Company will also consider all opportunities for entry into farming operations with established strawberry and raspberry production.

By remaining focused on those farms and industry traditions that have already proven successful, Patriot Berry Farms will gain the solid – and profitable – foundation on which it needs to build.

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $51,115 during the three months ended June 30, 2013 compared to $7,316 for the corresponding period in 2012.

Net Loss

We incurred a net loss of $51,115 during the three months ended June 30, 2013, compared to a net loss of $7,316 for the corresponding period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related party. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history and present inability to generate revenues, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

PATRIOT BERRY FARMS, INC.

Date: August 19, 2013	By:	/s/ Alexander Houstoun-Boswall
Alexander Houstoun-Boswall
President (Principal Executive Officer) and
Treasurer (Principal Financial Officer)