Form 10-Q
period 2013-09-30
Patriot Berry Farms, Inc.
filed 2013-11-15
CIK 1522787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(503) 505-6946
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 5, 2013, there are 70,859,871 shares of common stock outstanding.

All references in this Quarterly Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Patriot Berry” and the “Registrant” refer to Patriot Berry Farms, Inc. unless the context indicates another meaning.

PATRIOT BERRY FARMS, INC.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRIOT BERRY FARMS, INC.
(A Development Stage Company)

Index to the Financial Statements (Unaudited)

SEPTEMBER 30, 2013

Contents	Page (s)

Balance Sheets (Unaudited) at September 30, 2013 and March 31, 2013	F-1
Statements of Operations (Unaudited) for the six month periods ended September 30, 2013 and 2012, and for the three month periods ended September 30, 2013 and 2012, and for the period from December 15, 2010 (Inception) to September 30, 2013
F-2
Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2013 and 2012, and for the period from December 15, 2010 (Inception) to September 30, 2013	F-3
Notes to the Financial Statements (Unaudited)	F-4 – F-6

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Balance Sheets (Unaudited)

	September 30, 2013	March 31, 2013

ASSETS
Current assets:
Cash	$15,139	$2,575
Blueberry Farm Deposit (Note 6)	20,000	-
Total current assets	35,139	2,575
Total assets	$35,139	$2,575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$15,648	$26,413
Accounts payable – related party (Note 4)	11,000	-
Related party advances	11,432	20,730
Total current liabilities	38,080	47,143

Stockholder's Deficit
Common stock, par value $0.001, 100,000,000 shares authorized, 70,759,871 and 69,720,000 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	70,760	69,720
Additional paid-in capital	472,739	(23,170)
Deficit accumulated during the development stage	(546,440)	(91,118)
Total stockholder's deficit	(2,941)	(44,568)
Total liabilities and stockholder's deficit	$35,139	$2,575

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Statements of Operations (Unaudited)

	For the Six Months Ended September 30, 2013	For the Six Months Ended September 30, 2012	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	From Inception (December 15, 2010) Through September 30, 2013

Net Revenue	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	155,322	11,865	104,207	4,549	246,440
Stock compensation expenses	300,000	-	300,000	-	300,000
Operating loss before income taxes	(455,322)	(11,865)	(404,207)	(4,549)	(546,440)

Income tax (expense) benefit	-	-	-	-	-

Net loss	$(455,322)	$(11,865)	$(404,207)	$(4,549)	$(546,440)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	69,820,750	5,557,500	69,920,405	5,557,500

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2013	For the Six Months Ended September 30, 2012	From Inception (December 15, 2010) Through September 30, 2013

Cash flows from operating activities:
Net loss	$(455,322)	$(11,865)	$(546,440)
Stock compensation expenses	300,000	-	300,000
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	(10,765)	750	15,648
Accounts payable – related party	11,000	-	11,000
Net cash used in operating activities	(155,087)	(11,115)	(219,792)
Cash flows from investing activities:
Deposit paid for PP&E purchase:	(20,000)		(20,000)
Net cash used in investing activities	(20,000)	-	(20,000)

Cash flows from financing activities:
Proceeds from related party advances	86,651	-	107,381
Issuance of common stock for cash	100,000	-	146,550
Contributed capital	1,000	-	1,000
Net cash provided by financing activities	187,651	-	254,931

Net increase (decrease) in cash	12,564	(11,115)	15,139
Cash at beginning of period	2,575	12,686	-
Cash at end of period	$15,139	$1,571	$15,139

Supplemental Cash Flow Information:
Conversion of related party advances to common stock	$95,949	$-	$95,949
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)

1)	ORGANIZATION

Patriot Berry Farms, Inc. (formerly Gaia Remedies (“Patriot” or the “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc.).  Patriot is in the business of acquiring and establishing profitable berry farms throughout the United States.  The main focus of the Company is on blueberry production with a secondary focus on strawberry and raspberry production.  Patriot is a development stage company and has not yet realized any revenues from its planned principal activities.  On December 27, 2012, a change in control occurred as a director of the Company purchased 54,400,000 shares of common stock of the Company.  On January 28, 2013, the Company changed its name to Patriot Berry Farms, Inc.  The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is March 31.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement its planned, principal activities.

RECLASSIFICATIONS

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2013.

2)	STOCKHOLDERS’ EQUITY

In August 2013, the Company issued 200,000 shares of common stock, par value $0.001 in exchange for $100,000 cash.

In September 2013, the Company’s board of directors voted to convert $95,949 of related party advances by its President into shares of common stock, par value $0.001 at $0.40 per share, resulting in a total issuance of 239,871 shares of common stock (see Note 3).

In September 2013, the Company’s board of directors voted to issue its President 250,000 shares of fully vested, issuable common stock as compensation, in addition to any existing compensation agreed to (see Note 3).  Further, upon each quarter end beginning September 30 2013, and continuing for the term of the President’s employment with the Company, an additional 250,000 shares of the Company’s common stock shall become vested and issuable.  Accordingly, in September 2013, the Company issued 500,000 shares of common stock, par value $0.001 to its President for compensation of services rendered.  These shares have been valued at $0.50 per share. This amount has been expensed as common stock issued as executive compensation for the six month period ended September 30, 2013.

In September, 2013, the Company issued 100,000 shares of its common stock, par value $0.001, to two parties for services rendered.  These shares have been valued at $0.50 per share and expensed as common stock issued as executive compensation for the six month period ended September 30, 2013.

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)

3)	RELATED PARTY ADVANCES

During the six months period ended September 30, 2013, the Company’s President advanced $86,651 to fund certain operating expenses. In September 2013, the Company’s board of directors voted to convert $95,949 of the then existing related party advances balance into shares of its common stock at $0.40 per share, for a total of 239,871 shares of common stock (see Note 2). The related party advances’ balance as of September 30, 2013 was $11,432 and are to be reimbursed by the Company upon implementation of its planned principal activities and as operating cash flows permit. These advances are non-interest bearing, due upon demand and unsecured.

4)	RELATED PARTY TRANSACTIONS

In May 2013, the Company entered into a formal employment agreement with the Company’s President.  Pursuant to the terms of the agreement, the Company’s President was appointed to act in this capacity for an initial period of three years, and at an annual salary of $120,000. Accordingly, during the six month period ended September 30, 2013, the Company incurred and accrued for $11,000 in executive compensation.  This amount has been recorded as accounts payable – related party as of September 30, 2013.

5)	COMMITTMENTS AND CONTINGENCIES

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

6)	BLUEBERRY FARM DEPOSIT

In August, 2013, the Company entered into a contract to purchase an operational blueberry farm in Levy County, Florida, including equipment.  In accordance with the terms of the contract the Company paid a $20,000 earnest money deposit that will be applied towards the purchase price of $400,000 upon closing in October, 2013.  This deposit has been recorded as a current asset on the Company’s balance sheet as of September 30, 2013.

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)

7)	EXECUTIVE AGREEMENT

In August, 2013, the Company hired a Director of Farming and entered into an agreement, wherein the Company will pay a fee of $5,000 per month to the director for a period of 24 months in exchange for assistance in identifying, underwriting, and negotiating the terms of potential farm acquisitions on the Company’s behalf. Further, the director will assist the Company in the development of its operations and distribution, amongst other responsibilities. Upon the expiration of the initial 12 months of the director’s agreement’s term, the Company will ascertain if an increase in the monthly fee is warranted.

8)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2013, the Company has an accumulated deficit of $546,440.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

9)	SUBSEQUENT EVENTS

In October, 2013, the Company issued 100,000 shares of common stock, par value $0.001 per share, to one investor for $50,000, or $0.50 per share.

On November 11, 2013, the Company has executed all of the closing documents effective of the purchase of an operational blueberry farm in Florida totaling $400,000 (see Note 6).  In connection with the closing, the Company originated a $280,000 promissory note, the terms of which require the Company to remit payments of principal in the amount of $20,000 in fourteen monthly installments until paid in full.  The note bears no interest. The purchase will be officially closed after the title company receives the original documents.

The Company has evaluated all subsequent events from the balance sheet date through November 14, 2013, the date of this report and determined that there are no additional events to disclose.

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

Results of Operations

Six and Three months ended September 30, 2013 and 2012

Revenues

We did not generate any revenues for the three months ended September 30, 2013.

Expenses

The Company has more fully implemented its planned principal activities, resulting in the operating expense increase for the six and three month periods ended September 30, 2013.

We incurred operating expenses in the amount of $455,322 during the six months ended September 30, 2013 compared to $11,865 for the corresponding period in 2012. For the three month period ended September 30, 2013 we incurred operating expenses totaling $404,207 compared to $4,549 for the corresponding period in 2012.

Net Loss

We incurred a net loss of $455,322 during the six months ended September 30, 2013, compared to a net loss of $11,865 for the corresponding period in 2012. For the three month period ended September 30, 2013 we incurred a net loss of $404,207 compared to $4,549 for the corresponding period in 2012.

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
_______________
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

PATRIOT BERRY FARMS, INC.

November 14, 2013	By:	/s/ Alexander Houstoun-Boswall
Alexander Houstoun-Boswall
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)