Form 10-Q
period 2013-12-31
Patriot Berry Farms, Inc.
filed 2014-02-19
CIK 1522787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File # 333-174894

Patriot Berry Farms, Inc.
 (Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

38-3832726
(IRS Employer Identification Number)

7380 Sand Lake Road, Suite 500
Orlando, FL 32819
 (Address of principal executive offices)(Zip Code)

(503) 505-6946
(Issuer’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of February 18, 2014, there are 71,409,871 shares of common stock outstanding.

PATRIOT BERRY FARMS, INC.
QUARTERLY REPORT ON FORM 10-Q
December 31, 2013

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

All references in this Quarterly Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Patriot Berry” and the “Registrant” refer to Patriot Berry Farms, Inc. unless the context indicates another meaning.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Berry Farms, Inc.
 (A Development Stage Company)

Financial Statements (Unaudited)
December 31, 2013

Index to the Financial Statements (Unaudited)

December 31, 2013

Balance Sheets (Unaudited) as of December 31, 2013 and March 31, 2013	2

Statements of Operations (Unaudited) for the nine month periods ended December 31, 2013 and 2012, and for the three month periods ended December 31, 2013 and 2012, and for the period from December 15, 2010 (Inception) to December 31, 2013	3

Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2013 and 2012, and for the period from December 15, 2010 (Inception) to December 31, 2013	4

Notes to the Financial Statements (Unaudited)	5-8

Patriot Berry Farms, Inc.
(A Development Stage Company)
Balance Sheets (Unaudited)

	December 31, 2013	March 31, 2013

ASSETS
Current assets:
Cash	$4,904	$2,575
Total current assets	4,904	2,575

Property and Equipment (Note 6)	402,765	-
Total assets	$407,669	$2,575

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,103	$26,413
Related party advances (Note 3)	13,312	20,730
Note payable - current (Note 6)	240,000	-
Total current liabilities	265,415	47,143

Note payable - noncurrent (Note 6)	40,000	-
Total long-term liabilities	40,000	-
Total liabilities	305,415	47,143

Commitments

Stockholder's Equity (Deficit)
Common stock, par value $0.001, 100,000,000 shares authorized, 71,409,871 and 69,720,000 issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	71,410	69,720
Additional paid-in capital	797,089	(23,170)
Deficit accumulated during the development stage	(766,245)	(91,118)
Total stockholder's equity (deficit)	102,254	(44,568)
Total liabilities and stockholder's equity (deficit)	$407,669	$2,575

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Nine Months Ended December 31, 2013	For the Nine Months Ended December 31, 2012	For the Three Months Ended December 31, 2013	For the Three Months Ended December 31, 2012	From Inception (December 15, 2010) Through December 31, 2013

Net Revenue	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	250,127	14,086	94,804	2,221	341,245
Stock compensation expenses	425,000	-	125,000	-	425,000
Operating loss before income taxes	(675,127)	(14,086)	(219,804)	(2,221)	(766,245)

Income tax (expense) benefit	-	-	-	-	-

Net loss	$(675,127)	$(14,086)	$(219,804)	$(2,221)	$(766,245)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	70,385,654	88,920,000	71,291,393	88,920,000

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended December 31, 2013	For the Nine Months Ended December 31, 2012	From Inception (December 15, 2010) Through December 31, 2013

Cash flows from operating activities:
Net loss	$(675,127)	$(14,086)	$(766,245)
Stock compensation expenses	425,000	-	425,000
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	(14,310)	1,400	12,103
Net cash used in operating activities	(264,437)	(12,686)	(329,142)

Cash flows from investing activities:
Blueberry farm acquisition	(122,765)	-	(122,765)
Net cash used in investing activities	(122,765)	-	(122,765)

Cash flows from financing activities:
Net proceeds from related party advances	88,531	-	109,261
Issuance of common stock for cash	300,000	-	346,550
Contributed capital	1,000	-	1,000
Net cash provided by financing activities	389,531	-	456,811

Net increase in cash	2,329	(12,686)	4,904
Cash at beginning of period	2,575	12,686	-
Cash at end of period	$4,904	$-	$4,904

Supplemental Cash Flow Information:
Conversion of related party advances to common stock	$95,949	$-	$95,949
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

In August, 2013, the Company issued 200,000 shares of common stock, par value $0.001 in exchange for $100,000.

In September, 2013, the Company’s board of directors voted to convert $95,949 of related party advances by its President into shares of common stock, par value $0.001 at $0.40 per share, resulting in a total issuance of 239,871 shares of common stock (see Note 3).

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

2)	STOCKHOLDERS’ EQUITY (CONTINUED)

In September, 2013, the Company’s board of directors voted to issue its President 250,000 shares of fully vested, issuable common stock as compensation, in addition to any existing compensation agreed to (see Note 3). Further, upon each quarter end beginning September 30, 2013, and continuing for the term of the President’s employment with the Company, an additional 250,000 shares of the Company’s common stock shall become vested and issuable. Accordingly, the Company has issued 750,000 shares of common stock, par value $0.001 to its President for compensation of services rendered. These shares have been valued at $0.50 per share and $375,000 has been expensed as stock compensation expenses for the nine month period ended December 31, 2013.

During the nine months ended December 31, 2013, the Company issued 100,000 shares of its common stock, par value $0.001, to two parties for services rendered. These shares have been valued at $0.50 per share and $50,000 has been expensed as stock compensation expenses for the nine month period ended December 31, 2013.

In October, 2013, the Company issued 100,000 shares of its common stock, par value $0.001 per share, in exchange for $50,000 in cash.

In November, 2013, the Company issued 300,000 shares of its common stock, par value $0.001 per share, in exchange for $150,000 in cash.

3)	RELATED PARTY ADVANCES

During the nine month period ended December 31, 2013, the Company’s President advanced $88,531 to fund certain operating expenses. In September, 2013, the Company’s board of directors voted to convert $95,949 of the then-existing related party advances balance into shares of its common stock at $0.40 per share, for a total of 239,871 shares of common stock. The related party advances’ balance as of December 31, 2013 total $13,312 and are to be reimbursed by the Company upon implementation of its planned principal activities and as operating cash flows permit. These advances are non-interest bearing, due upon demand and unsecured.

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

4)	RELATED PARTY TRANSACTIONS

In May, 2013, the Company entered into a formal employment agreement with the Company’s President. Pursuant to the terms of the agreement, the Company’s President was appointed to act in its capacity for an initial period of three years, and at an annual salary of $120,000. Accordingly, during the nine month period ended December 31, 2013, the Company paid $80,000 to its President and this amount has been recorded in selling, general and administrative operating expenses.

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

In August, 2013, the Company hired a Director of Farming and entered into an agreement, wherein the Company will pay a fee of $5,000 per month to the director for a period of 24 months in exchange for assistance in identifying, underwriting, and negotiating the terms of potential farm acquisitions on the Company’s behalf.  Further, the director will assist the Company in the development of its operations and distribution, amongst other responsibilities.  Upon the expiration of the initial 24 months of the director’s agreement’s term, the Company will ascertain if an increase in the monthly fee is warranted. In addition, the Company issued 50,000 shares of restricted common stock. These shares have been valued at $0.50 per share and $25,000 has been expensed as stock compensation expenses for the nine month period ended December 31, 2013. The Director of Farming will receive an additional bonus of 50,000 shares of stock on August 1, 2014, at the discretion of the Company.

In December, 2013, the Company entered into an agreement with a third-party for a period of six (6) months, wherein the Company will pay a fee of $2,000 per month in exchange for advisory services, including providing information and suggestions for improvement of production systems of berry crops, particularly blueberry, and on farms or properties being considered for purchase by the Company.  Accordingly, during the nine month period ended December 31, 2013, the Company had incurred $2,000 pursuant to the terms of the agreement, which amount is included in selling, general and administrative expense. In addition, the Company issued 50,000 shares of restricted common stock. These shares have been valued at $0.50 per share and $25,000 has been expensed as stock compensation expenses for the nine month period ended December 31, 2013.

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

6)
BLUEBERRY FARM ACQUISITION

In November, 2013, the Company acquired an operational blueberry farm in Levy County, Florida, including equipment (“Harmon Blueberry Farm”).  In accordance with the terms of the contract the Company agreed to pay $400,000, plus $2,765 in closing costs, for a total purchase price of $402,765. The Company paid $122,765 in cash and issued a note for $280,000 (the “Note”).  This amount has been capitalized as an asset and recorded as Blueberry Farm on the Company’s balance sheet as of December 31, 2013.

Further, in conjunction with the acquisition of the Harmon Blueberry Farm, the Company originated a $280,000, non-interest bearing note payable with the seller. The Note is secured by a mortgage on the Harmon Blueberry Farm.  The terms of the promissory note require the Company to remit payments of principal in the amount of $20,000 in fourteen (14) equal monthly installments until paid in full.  If payment has not been remitted on the first of each respective month, a late fee of $1,000 will be assessed.  As of December 31, 2013, the Company had not paid the initial $20,000 monthly installment and, accordingly, a $1,000 late fee has been recorded and included in accounts payable (see Note 8).  As of December 31, 2013, the Company has recorded both a note payable – current and note payable – noncurrent amount of $240,000 and $40,000, respectively.

The Company has not completed its fair value analysis to allocate the purchase price to the assets acquired and liabilities assumed in the acquisition, however, a significant amount of the fair value is expected to be recorded as property and equipment.  Closing costs incurred in connection with the acquisition as of December 31, 2013 total $2,765.  Further, additional operating costs totaling approximately $14,800 have been included in selling, general and administrative expense in the consolidated results of operations of the Company from November 15, 2013.

7)
GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2013, the Company has an accumulated deficit of $766,245. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

8)
SUBSEQUENT EVENTS

In January, 2014, the Company paid the initial installment payment of $20,000 due and payable in December, 2013 pursuant to the terms of the promissory note originated in connection with the Harmon Blueberry Farm purchase.  In addition, the Company paid a $1,000 late fee.

The Company has evaluated all subsequent events for the balance sheet date through February 17, 2014, the date of this report and determined that there are no additional events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Patriot Berry Farms, Inc. (the “Company” or “Patriot”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc.). On December 27, 2012, a change in control occurred as a director of the Company purchased 54,400,000 shares of common stock of the Company. On January 28, 2013, the Company changed its name to Patriot Berry Farms, Inc.

On January 28, 2013, the controlling shareholder of the Company surrendered for voluntary cancellation, 1,200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for no consideration. On the same day, the Company executed a 16:1 forward split of the Common Stock. The authorized share capital of the Company was not changed as a result of the forward split. The Company changed its corporate name to Patriot Berry Farms, Inc. Earnings per share are calculated based on common stock reflecting the forward stock split.

On May 15, 2013, the Company began implementation of its new business plan: the acquisition and operation of established and profitable berry farms throughout the United States. The Company’s main focus is on blueberry production with a secondary focus on strawberry and raspberry production. Patriot is a development stage company and has not yet realized any revenues from its planned principal activities.

In August, 2013, the Company hired a Director of Farming and entered into an agreement, wherein the Company will pay a fee of $5,000 per month to the director for a period of 24 months in exchange for assistance in identifying, underwriting, and negotiating the terms of potential farm acquisitions on the Company’s behalf. Further, the director will assist the Company in the development of its operations and distribution, amongst other responsibilities. Upon the expiration of the initial 24 months of the director’s agreement’s term, the Company will ascertain if an increase in the monthly fee is warranted.

In November, 2013, the Company acquired an operational blueberry farm in Levy County, Florida, including equipment (“Harmon Blueberry Farm”). In accordance with the terms of the contract the Company paid  $400,000, plus $2,765 in closing costs, for a total purchase price of $402,765. In conjunction with the acquisition of the Harmon Blueberry Farm, the Company originated a $280,000, non-interest bearing note payable with the seller. The terms of the promissory note require the Company to remit payments of principal in the amount of $20,000 in fourteen (14) equal monthly installments until paid in full. If payment has not been remitted on the first of each respective month, a late fee of $1,000 will be assessed. As of December 31, 2013, the Company had not paid the initial $20,000 monthly installment and, accordingly, a $1,000 late fee has been recorded and included in accounts payable. As of December 31, 2013, the Company has recorded both a note payable – current and note payable – noncurrent amount of $240,000 and $40,000, respectively.

The Company is based in Orlando, Florida, with principal executive offices located at 7380 Sand Lake Road, Suite 500, Orlando, Florida 32819 and our telephone number is (503) 505-6946.

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

Results of Operations

Comparison of the three and nine months ended December 31, 2013 and 2012

Revenues

As of the date of this report, we have yet to generate any revenues from our business operations.

Expenses

The Company has more fully implemented its planned principal activities, resulting in the operating expense increase for the three and nine month periods ended December 31, 2013.

We incurred operating expenses in the amount of $219,804 during the three months ended December 31, 2013 compared to $2,221 for the corresponding period in 2012. For the nine month period ended December 31, 2013 and 2012 we incurred operating expenses totaling $675,127 and $14,086, respectively.

Net Loss

We incurred a net loss of $219,804 during the three months ended December 31, 2013, compared to a net loss of $2,221 for the corresponding period in 2012. For the nine month period ended December 31, 2013 and 2012, we incurred a net loss of $675,127 and $14,086, respectively.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related party. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history and present inability to generate revenues, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of December 31, 2013, the Company has an accumulated deficit of $766,245. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October, 2013, the Company issued 100,000 shares of its Common Stock in exchange for $50,000 in cash.

In November, 2013, the Company issued 300,000 shares of its Common Stock in exchange for $150,000 in cash.

The above issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities.

The Company has no senior securities outstanding.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT BERRY FARMS, INC.

February 19, 2014	By:	/s/ Alexander Houstoun-Boswall
Alexander Houstoun-Boswall
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)