Form 10-K
period 2014-03-31
Patriot Berry Farms, Inc.
filed 2014-06-30
CIK 1522787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2014 there are 73,349,871 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

Item 1. Business

Patriot Berry Farms, Inc. (“Patriot Berry” or the “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc.   The Company is in the business of acquiring and establishing profitable berry farms throughout the United States.  The main focus of the Company is on blueberry production with a secondary focus on strawberry and raspberry production.  Patriot Berry is a development stage company and has not yet realized any revenues from its planned principal activities.

On December 27, 2012, a change in control occurred as an officer and director of the Company purchased 54,400,000 shares of common stock of the Company’s common stock, par value $0.001 per share (the “Common Stock”), of which 19,200,000 shares were subsequently voluntarily cancelled for no consideration.  On January 28, 2013, the Company changed its name to Patriot Berry Farms, Inc.

Further, an additional change in control occurred pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), dated March 21, 2014, whereby the Company’s President and sole director sold 35,200,000 shares of Common Stock to Daniel Cattlin for an aggregate price of $20,000, which sale of common stock constituted a controlling interest in Company, or 50.5% of the Company’s then issued and outstanding common stock. In connection with the Stock Purchase Agreement, the Company’s former President, Alexander Houstoun-Boswall resigned from his positions of President, Chief Executive Officer, Treasurer, and member of the board of the directors, while remaining with the Company in the capacity of a business development consultant.  The Company’s board of directors accepted the resignation of Mr. Houstoun-Boswall and appointed Mr. Cattlin to serve as the Company’s President, Chief Executive Officer, Secretary, Treasurer, and sole director of the Company.

Description of Business

On May 15, 2013, the Company began implementation of its new business plan: the acquisition and operation of established and profitable berry farms throughout the United States. The Company's main focus is on blueberry production with a secondary focus on strawberry and raspberry production.

Blueberry Farm Acquisition

On November 15, 2013, the Company closed on a contract for sale and purchase, dated August 20, 2013, with Douglas and Gail Harmon, for the purchase of an operational blueberry farm in Levy County, Florida (the “Morningstar Farm”). In accordance with the terms of the contract the Company paid $400,000, plus $2,765 in closing costs, for a total purchase price of $402,765. In conjunction with the acquisition of the Morningstar Farm, the Company originated a $280,000, non-interest bearing note payable with the seller. The terms of the promissory note require the Company to remit payments of principal in the amount of $20,000 in fourteen (14) equal monthly installments until paid in full. If payment has not been remitted on the first of each respective month, a late fee of $1,000 will be assessed. Accordingly, during the year ended March 31, 2014, the Company had repaid $80,000, resulting in note payable balance of $200,000 as of March 31, 2014.

The Morningstar Farm is the Company’s first blueberry farm, and represents a major step in the implementation of the Company’s business plan. In 2007 Florida’s commercial blueberry crops yielded gross receipts of almost $33 million, ranking Florida seventh nationally in blueberry revenues, and accounting for 8.6 percent of the total value of the U.S. blueberry crop.1 And in 2012, there were more acres of blueberries harvested in Florida than in any of the previous 10 years.2 The Company, through its management and advisors, has identified other blueberry farms as acquisition candidates, and expects to acquire several additional blueberry farms during the 2015 fiscal year.

Exclusive Blueberry Sales Agreement

On April 4, 2014, the Company, through Douglas Harmon, who is the Company’s Farm Manager of the Morningstar Farm entered into an exclusive sales agreement (the “Sale Agreement”) with Dole Berry Company (“Dole”). Pursuant to the Agreement, Dole will be acting as the exclusive sales agent of the Company to market and sell all of the blueberries produced by the Grower from the Farm for a period of five (5) harvest years beginning January 1, 2014 until December 31, 2018 unless terminated earlier. The Company shall receive advances equal to $1.00 per pound of finished product weight each week minus receiving and handling charges, as well as 10% commission to be paid to Dole. The Company will pay to the Mr. Harmon a commission equal to 2% of the revenues from the sales of finished products.

Market Overview

Blueberries have been transformed from a niche market to a global commodity marked by increasing, year-round demand.

In the US – the world's largest producer – blueberries are the second most important berry crop, representing over 24% of the nation's $3.5 billion strawberry-blueberry-raspberry market.
___________
1see Berry Production for Your Small Farm, University of Florida, IFAS Extension http://smallfarms.ifas.ufl.edu/alternative_enterprises/Articles/Article14-England.pdf
2see Cultivated blueberries: Commercial acreage, yield per acre, production, and season-average grower price in Florida, 1992-2012, U.S. Department of Agriculture, Economic Research Service

Driving the market is increased consumption by existing blueberry eaters, the introduction of new consumers, and market expansion into new domestic regions and growing export regions.

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

In 1992, overall blueberry yield in the US was 3,310 pounds per acre. By 2011, estimated yield had increased by 79.5% to 5,940 pounds per acre.

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

As with overall yield, so too overall blueberry production in the US is on the rise. In 2000, total production was 293.3 million pounds. By 2011, production had increased 76%, reaching a record 516.7 million pounds.

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

Projects

May saw a successful end to Patriot Berry’s 2014 harvest, with its last batch of early-ripened Florida Blueberry’s being delivered to Dole Berry Company, LLC, on May 11th, 2014. The harvest, which commenced on April 16, 2014, amassed 32,196 lb.’s of Florida Blueberry’s, more than double when compared to 2012’s crop.

Due to Morningstar’s geographical position, (being placed in North-Central Florida), Patriot Berry Farm has been able to benefit financially from the ‘Early Crop’ Florida Blueberry Market, which for a six week period supplies the United States with blueberries exclusively.

Patriot Berry Farms is currently in a stage of aggressive initial asset growth through acquisition, to gain more farms to reach the goal of being a major operator within the US berry market, the Company plans to gather 1,000 to 2,000 acres of mature blueberry plantings under a single operational team.

Throughout the growth phase, the Company will also consider all opportunities for entry into farming operations with established strawberry and raspberry production.

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

On August 1, 2013, the Company entered into an Executive Agreement (the “Dimeo”) with Mr. Anthony Dimeo III. Pursuant to the Dimeo Agreement, the Mr. Dimeo shall act as the Company’s Director of Farming by providing consulting services to the Company including: identifying new farms; advising the Company regarding new farm purchases; participating in negotiations; developing berry distribution; and helping improve the Company’s operations. The Agreement is effective for a term of 24 months.

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

An overview of the Safe Drinking Water Act can be found at: http://www.epa.gov/agriculture/ldwa.html

Employees

The Company’s sole employee is Daniel Cattlin, its sole officer and director. Our officer and director is responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

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

None.

Item 2. Properties

The Company is based in Orlando, Florida, with principal executive offices located at 7380 Sand Lake Road, Suite 500, Orlando, Florida 32819 and our telephone number is (503) 505-6946.

On November 15, 2013, the Company closed on a contract for sale and purchase, dated August 20, 2013, with Douglas and Gail Harmon, for the purchase of the Morningstar Farm, an operational blueberry farm in Levy County, Florida. The Morningstar Farm consists of ten acres, of which six and a half acres are dedicated to the growth of blueberries.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issure Purchases of Equity Securities

Market Information

Shares of our common stock have been quoted on the OTCQB since July, 2013, under the symbol “PBFI”. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid

March 31, 2014	$0.60	$0.60
December 31, 2013	$0.60	$0.60
September 30, 2013	$1.00	$0.60
June 30, 2013	-	-

Holders

As of June 30, 2014, there were 11 total record holders of 73,349,871 shares of the Company's common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

In February 2014, the Company issued 320,000 shares of its common stock, par value $0.001 per share, in exchange for $160,000 in cash.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contains forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forwarding looking statements as a result of certain factors, including but not limited to, those which are not within our control.

Although we qualify as an “emerging growth company” as defined in the JOBS Act, and have elected not to take advantage of certain exemptions from various reporting requirements that are available to “emerging growth companies.”

Overview

Patriot Berry Farms, Inc. was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc. On December 27, 2012, a change in control occurred as a director of the Company purchased 54,400,000 shares of common stock of the Company. On January 28, 2013, the Company changed its name to Patriot Berry Farms, Inc.

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

In August 2013, the Company hired a Director of Farming and entered into an agreement, wherein the Company will pay a fee of $5,000 per month to the director for a period of 24 months in exchange for assistance in identifying, underwriting, and negotiating the terms of potential farm acquisitions on the Company’s behalf. Further, the director will assist the Company in the development of its operations and distribution, amongst other responsibilities. Upon the expiration of the initial 24 months of the director’s agreement’s term, the Company will ascertain if an increase in the monthly fee is warranted.

In November 2013, the Company acquired the Morningstar Farm, an operational blueberry farm in Levy County, Florida.

On April 4, 2014, the Company, through Douglas Harmon, who is the Company’s Farm Manager of the Morningstar Farm entered into the Sale Agreement with Dole Berry Company. Pursuant to the Sale Agreement, Dole will be acting as the exclusive sales agent of the Company to market and sell all of the blueberries produced by the Grower from the Farm for a period of five (5) harvest years beginning January 1, 2014 until December 31, 2018 unless terminated earlier. The Company shall receive advances equal to $1.00 per pound of finished product weight each week minus receiving and handling charges, as well as 10% commission to be paid to Dole. The Company will pay to the Mr. Harmon a commission equal to 2% of the revenues from the sales of finished products.

Results of Operations

We have had no operating revenues since our inception on December 15, 2010 through March 31, 2014, but have incurred operating expenses in the amount of $995,373 for the same period. Our activities have been financed from the proceeds of share subscriptions. During the years ended March 31, 2014 and 2013, our operating expenses were $904,255 and $57,254, respectively. As a result, our net loss for the year ended March 31, 2014 was $904,255 compared to $57,254 for the year ended March 31, 2013. The increase in operating expenses is attributed primarily to an increase in stock compensation expense from $0 in 2013 compared to $550,000 in 2014, resulting from the acquisition of the Morningstar Farm, as well as the additional consulting service agreements entered into by the Company.

During our fiscal year ended March 31, 2014, we incurred a net loss of $904,255, which resulted in an accumulated deficit of $995,373 since inception. Further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.

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

We believe the Company will not have adequate resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

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

March 31, 2014 and 2013

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Patriot Berry Farms, Inc.
(A Developmental Stage Company)
Orlando, Florida

We have audited the accompanying balance sheets of Patriot Berry Farms, Inc. (the “Company”) as of March 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from December 15, 2010 (inception) to March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Berry Farms, Inc. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and the period from December 15, 2010 (inception) to March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, the Company's absence of revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP
Houston, Texas
June 26, 2014

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Balance Sheets

	March 31, 2014	March 31, 2013
ASSETS
Current assets:
Cash	$451	$2,575
Total current assets	451	2,575

Property and equipment (Note 8)	402,765	-
Total assets	$403,216	$2,575

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,780	$26,413
Accounts payable - related party (Note 6)	129,613	-
Related party advances (Note 5)	-	20,730
Note payable - current (Note 8)	200,000	-
Total current liabilities	354,393	47,143
Total liabilities	354,393	47,143

Commitments

Stockholder's Equity (Deficit )
Common stock, par value $0.001, 100,000,000 shares authorized, 71,729,871 and 69,720,000 issued and outstanding as of March 31, 2014 and 2013, respectively	71,730	69,720
Additional paid-in capital	972,466	(23,170)
Deficit accumulated during the development stage	(995,373)	(91,118)
Total stockholder's equity (deficit )	48,823	(44,568)
Total liabilities and stockholder's equity (deficit )	$403,216	$2,575

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Statements of Operations

	For the Year Ended March 31, 2014	For the Year Ended March 31, 2013	From Inception (December 15, 2010) Through March 31, 2014

Net Revenue	$-	$-	$-

Operating expenses:
Selling, general and administrative	354,255	57,254	445,373
Stock compensation expense	550,000	-	550,000
Operating loss	(904,255)	(57,254)	(995,373)

Net loss	$(904,255)	$(57,254)	$(995,373)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding – basic & diluted	70,697,050	86,601,333

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 15, 2010 (Inception)	-	$-	$-	$-	$-
Issuance of common stock for cash to founders at $0.001 per share	54,400,000	54,400	(51,000)	-	3,400
Issuance of common stock for cash at $0.02 per share	34,520,000	34,520	8,630	-	43,150
Net loss for the year ended March 31, 2011	-	-	-	(4,728)	(4,728)
Balance, March 31, 2011	88,920,000	88,920	(42,370)	(4,728)	41,822
Net loss for the year ended March 31, 2012	-	-	-	(29,136)	(29,136)
Balance, March 31, 2012	88,920,000	88,920	(42,370)	(33,864)	12,686
Retirement of common stock at $0.001 per share	(19,200,000)	(19,200)	19,200	-	-
Net loss for the year ended March 31, 2013	-	-	-	(57,254)	(57,254)
Balance, March 31, 2013	69,720,000	69,720	(23,170)	(91,118)	(44,568)
Issuance of common stock for cash at $0.50 per share	920,000	920	459,080	-	460,000
Issuance of common stock for services provided at $0.50 per share	850,000	850	424,150	-	425,000
Conversion of related party advances to common stock at $0.40 per share	239,871	240	95,709	-	95,949
Contributed capital - services	-	-	1,000	-	1,000
Contributed capital – debt forgiveness	-	-	15,697	-	15,697
Net loss for the year ended March 31, 2014	-	-	-	(904,255)	(904,255)
Balance March 31, 2014	71,729,871	$71,730	$972,466	$(995,373)	$48,823

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended March 31, 2014	For the Year Ended March 31, 2013	From Inception (December 15, 2010) Through March 31, 2014
Cash flows from operating activities:
Net loss	$(904,255)	$(57,254)	$(995,373)
Stock compensation expense	550,000	-	550,000
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	(1,633)	26,413	24,780
Accounts payable - related party	4,613	20,730	25,343
Net cash used in operating activities	(351,275)	(10,111)	(395,250)

Cash flows from investing activities:
Blueberry farm acquisition	(122,765)	-	(122,765)
Net cash used in investing activities	(122,765)	-	(122,765)

Cash flows from financing activities:
Net proceeds from related party advances	90,916	-	90,916
Repayment of note payable	(80,000)	-	(80,000)
Issuance of common stock for cash	460,000	-	506,550
Contributed capital	1,000	-	1,000
Net cash provided by financing activities	471,916	-	518,466

Net increase in cash	(2,124)	(10,111)	451
Cash at beginning of period	2,575	12,686	-
Cash at end of period	$451	$2,575	$451

Supplemental Cash Flow Information:
Contributed capital – debt forgiveness	$15,697	$-	$15,697
Conversion of related party advances to common stock	$95,949	$-	$95,949
Notes payable issued for Blueberry Farm	$280,000	$-	$280,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.
 (A Development Stage Company)
Notes to the Financial Statements

1)  ORGANIZATION

Patriot Berry Farms, Inc. (formerly Gaia Remedies) (“Patriot” or the “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement its planned, principal activities.

RECLASSIFICATIONS

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2014.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $451 and $2,575 in cash as of March 31, 2014 and 2013, respectively.

2)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014 and 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2014 and 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2014 and 2013.

STOCK-BASED COMPENSATION

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

2)  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.

LONG-LIVED ASSETS

We review our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

•	a significant decrease in the market price of the asset;

•	a significant change in the extent or manner in which the asset is being used;

•	a significant change in the business climate that could affect the value of the asset;

•	a current period loss combined with projection of continuing loss associated with use of the asset;

•	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

We continually evaluate whether such events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset's carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our long-lived assets, we may incur charges for impairment in the future.

3)  STOCKHOLDERS’ EQUITY

In August 2013, the Company issued 200,000 shares of common stock, par value $0.001 for $100,000 cash.

In September 2013, the Company’s board of directors voted to convert $95,949 of related party advances by its President into shares of common stock, par value $0.001 at $0.40 per share, resulting in a total issuance of 239,871 shares of common stock (see Note 5).

In September 2013, the Company’s board of directors voted to issue its former President 250,000 shares of fully vested, issuable common stock as compensation, in addition to any existing compensation agreed to. Further, upon each quarter end beginning September 30, 2013, and continuing for the term of the former President’s employment with the Company, an additional 250,000 shares of the Company’s common stock shall become vested and issuable. Accordingly, the Company has issued 750,000 shares of common stock, par value $0.001 to its former President for compensation of services rendered. These shares have been valued at $0.50 per share and $375,000 has been expensed as stock compensation expense for the year ended March 31, 2014. In addition, the Company incurred $125,000 in stock compensation expense, which represents 250,000 shares of common stock, par value $0.001, earned by the Company’s former President for services rendered during the three month period ended March 31, 2014. These shares have not been issued and, accordingly, the $125,000 has been accrued for as of March 31, 2014 and is recorded in accounts payable – related party (see Note 6).

In September 2013, the Company issued 100,000 shares of its common stock, par value $0.001, to two parties for services rendered. These shares have been valued at $0.50 per share and $50,000 has been expensed as stock compensation expense for the year ended March 31, 2014.

In October 2013, the Company issued 100,000 shares of its common stock, par value $0.001 per share, for $50,000 in cash.

In November, 2013, the Company issued 300,000 shares of its common stock, par value $0.001 per share, for $150,000 in cash.

In January, 2014, the Company issued 120,000 shares of its common stock, par value $0.001 per share, for $60,000 in cash.

In February, 2014, the Company issued 160,000 shares of its common stock, par value $0.001 per share, for $80,000 in cash.

In March, 2014, the Company issued 40,000 shares of its common stock, par value $0.001 per share, for $20,000 in cash.

4)  CHANGE IN CONTROL

On March 21, 2014, the Company’s former President entered into and closed a stock purchase agreement (“Agreement”), whereby the President sold his controlling interest in the Company to a third party, or 35,200,000 shares of common stock, par value $0.001, representing 50.5% of the then issued and outstanding shares of the Company, for an aggregate price of $20,000. In connection with the Agreement, the Company’s former President resigned from his positions of President, Chief Executive Officer, Treasurer, and member of the board of the directors, while remaining with the Company in the capacity of a business development consultant. Pursuant to the terms of the consulting arrangement with the Company, the former President will receive $3,000 per month for services rendered. The Company’s board of directors accepted the resignation of its former President and appointed the buyer of the 35,200,000 shares of common stock as its President, Chief Executive Officer, Secretary, Treasurer, and director of the Company.

5)  RELATED PARTY ADVANCES

During the year ended March 31, 2014 the Company’s former President advanced $90,916 to fund certain operating expenses. In September 2013, the Company’s board of directors voted to convert $95,949 of the then-existing related party advances balance into shares of its common stock at $0.40 per share, for a total of 239,871 shares of common stock.

During the year ended March 31, 2014, the remaining balance of $15,697 owed to the former President was forgiven and recorded in additional paid-in capital as contributed capital. The related party advances balance as of March 31, 2014 is $0. These advances were non-interest bearing, due upon demand and unsecured.

6)  RELATED PARTY TRANSACTIONS

In May 2013, the Company entered into a formal employment agreement with its former President. Pursuant to the terms of the agreement, the Company’s former President was appointed to act in its capacity for an initial period of three years, and at an annual salary of $120,000. Accordingly, during the year ended March 31, 2014, the Company paid $120,000 to the President and this amount has been recorded in selling, general and administrative operating expenses.

In connection with the Agreement and change in control (See Note 4), the Company entered into a formal employment agreement with its newly appointed President, whereby the Company agreed to remit an annual salary of $120,000, payable monthly, for services rendered. Furthermore, the Company entered into a consulting agreement with its former President, whereby the Company agreed to remit $3,000 per month for services rendered on its behalf. As of March 31, 2014, the Company has incurred and accrued $4,613, representing the pro-rata amount of salaries due to its current and former Presidents pursuant to the terms of the above referenced agreements. This amount has been recorded in accounts payable – related party.

During the three month period ended March 31, 2014, the Company incurred and accrued $125,000 in stock-based compensation, representing the fair value of 250,000 shares of common stock, par value $0.001 per share, payable to its former President.

7)  COMMITMENTS

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

In August 2013, the Company hired a Director of Farming and entered into an agreement, wherein the Company will pay a fee of $5,000 per month to the director for a period of 24 months in exchange for assistance in identifying, underwriting, and negotiating the terms of potential farm acquisitions on the Company’s behalf. Further, the director will assist the Company in the development of its operations and distribution, amongst other responsibilities. Upon the expiration of the initial 24 months of the agreement, the Company will ascertain if an increase in the monthly fee is warranted.

In December 2013, the Company entered into an agreement with a third-party for a period of six (6) months, wherein the Company will pay a fee of $2,000 per month in exchange for advisory services, including providing information and suggestions for improvement of production systems of berry crops, particularly blueberry, and on farms or properties being considered for purchase by the Company. Accordingly, during the year ended March 31, 2014, the Company had incurred $8,000 pursuant to the terms of the agreement, which amount is included in selling, general and administrative expense.

8)  BLUEBERRY FARM ACQUISITION

In November 2013, the Company acquired an operational blueberry farm in Levy County, Florida, including equipment (“Harmon Blueberry Farm”). In accordance with the terms of the contract the total purchase price was $402,765. The Company paid $122,765 in cash and issued a note for $280,000 (the “Note”).

The Note is non-interest bearing and is secured by a mortgage on the Harmon Blueberry Farm. The terms of the promissory note require the Company to remit payments of principal in the amount of $20,000 in fourteen (14) equal monthly installments until paid in full. Accordingly, during the year ended March 31, 2014, the Company had repaid $80,000, resulting in note payable balance of $200,000 as of March 31, 2014. As of the date of this report, the company had not paid the $20,000 monthly installments for the months of April, May and June 2014. Accordingly, a $1,000 late fee for each payment will be accrued.

The acquisition was accounted for under the acquisition method of accounting and the related assets acquired assets and liabilities assumed were recorded at fair value. The operating results of the farm totaling approximately $16,800 in selling, general and administrative expense has been included in the consolidated results of operations of the Company for the year ended March 31, 2014.

The preliminary allocation of the purchase price through March 31, 2014 was:

Land	$350,000
Equipment	52,765
Total assets acquired	402,765

Total liabilities assumed	-
Net assets acquired	$402,765

The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at March 31, 2014. Management is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred income taxes and the resulting effects on the value of goodwill (if any). As the values of certain assets are preliminary in nature, they are subject to adjustment as additional information is obtained. Any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments. Any measurement period adjustments will be applied retrospectively to the acquisition date. The Company expects to finalize these matters within the measurement period.

9)  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2014, the Company has an accumulated deficit of $995,373. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

10)  PROVISION FOR INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2014 and 2013, respectively, under ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

The Company is subject to United States income taxes at a rate of 34%. Operating loss carry forwards totaled $995,373 and $91,118 as of March 31, 2014 and 2013, respectively, and will begin to expire in 2031. Accordingly deferred Federal and State tax assets of approximately $120,500 and $19,000, respectively, were offset by a valuation allowance.

11)  SUBSEQUENT EVENTS

On April 4, 2014, the Company, through Douglas Harmon, who is the Company’s Farm Manager of the Morningstar Farm entered into an exclusive sales agreement (the “Sale Agreement”) with Dole Berry Company (“Dole”). Pursuant to the Agreement, Dole will be acting as the exclusive sales agent of the Company to market and sell all of the blueberries produced by the Grower from the Farm for a period of five (5) harvest years beginning January 1, 2014 until December 31, 2018 unless terminated earlier. The Company shall receive advances equal to $1.00 per pound of finished product weight each week minus receiving and handling charges, as well as 10% commission to be paid to Dole. The Company will pay to the Mr. Harmon a commission equal to 2% of the revenues from the sales of finished products.

In May 2014, the Company issued 120,000 shares of its common stock, par value $0.001 per share, for $60,000 in cash.

In June 2014, the Company entered into an addendum to amend its President's employment agreement entered into on March 21, 2014. Pursuant to the amendment, the Company agreed to issue to its President 1,500,000 shares of common stock, par value $0.001 per share, upon execution of the addendum, and 500,000 shares of common stock, par value $0.001 per share, upon each one year anniversary of the addendum's effective date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2014.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position

Daniel Cattlin	26	President, Chief Executive Officer, Secretary, Treasurer, and Director

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

Daniel Cattlin, 26, President, Chief Executive Officer, Secretary, Treasurer, and Director.

Daniel Cattlin brings a new age perspective to the business, with expertise in project and asset management, and a background in corporate finance - this, giving him both the operational and financial understanding to take companies from start up and early development, through to expansion and capital growth within a public environment.

His success in creating business growth and developed began when he started in asset management. Mr. Cattlin worked for a specialist property management firm where he learnt the key factors associated to creating growth within this sector; understanding the financial, legal, and compliance procedures involved, and a master of negotiation, Mr. Cattlin achieved high returns for both his company and his clients, which lead to him successfully managing several multi million dollar portfolios for investment clients.

Mr. Cattlin then went on to work at a Financial Advisory where he specializing in Corporate Finance, Mr. Cattlin helped his clients deal with the source of funding and the capital structure of their corporation, as well as the actions that their managers should take to increase the value of the firm to the shareholders.

As of the date of this Report, there has not been any material plan, contract or arrangement (whether or not written) to which any of our officers or directors are a party in connection with their appointments as officers or directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Such Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports filed with the SEC, none of the Company’s Reporting Persons have filed the Section 16(a) reports.

Code of Conduct and Ethics

We have not adopted a corporate Code of Conduct and Ethics that applies to our officers, employees and directors.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the board has determined that none of the directors are “independent directors” as defined by in the rules of The NASDAQ OMX Group, Inc. listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this prospectus. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time

Involvement in Certain Legal Proceedings

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

Item 11. Executive Compensation

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2014 and 2013 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Daniel Cattlin (1)	2014	-	-	-	-	-	-	-	-
President, CEO, Secretary, Treasurer

Daniel Cattlin(1)	2013	-	-	-	-	-	-	-	-
President, CEO, Secretary, Treasurer

Alexander Houstoun-Boswall (2)	2014	-	-	-	-	-	-	-	-
President, CEO

Alexander Houstoun-Boswall(2)	2013	-	-	-	-	-	-	-	-
President, CEO
_________________
(1)	Daniel Cattlin was appointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer on March 21, 2014.

(2)
Mr. Houstoun-Boswall resigned from his positions as officer and director of the Company on March 21, 2014. Mr. Houstoun-Boswall’s resignation was not a result of any disagreements relating to the Company’s operations, policies or practices. Following his resignation, Mr. Houstoun-Boswall shall remain as the Company’s Business Development Consultant for a monthly compensation of $3,000 per month.

Employment Agreements

On May 8, 2013, the Company entered into an employment agreement (the “Houstoun-Boswall Employment Agreement”) with the Company’s former President, Mr. Alexander Houstoun-Boswall. Pursuant to the Houstoun-Boswall Employment Agreement:(a) the Company appointed Mr. Houstoun-Boswall to act as the Company’s president for an initial period of three years, at an annual salary of One Hundred Twenty Thousand Dollars (US $120,000); and (b) Mr. Houstoun Boswall agreed to devote sufficient working time, efforts, attention and energies to fully perform his duties as President of the Company. The Employment Agreement terminated upon Mr. Houstoun Boswall’s resignation as an officer and director of the Company.

On March 21, 2014, the Company entered into a business development consulting agreement (the “Consulting Agreement”) with Alexander Houstoun-Boswall. Pursuant to the Consulting Agreement, Mr. Houstoun-Boswall will provide the Company primarily with consulting services in connection with the Company’s business operations and will cease responsibility for regulatory duties. The Company will pay Mr. Houstoun-Boswall $3,000 per month. The Consulting Agreement may be cancelled by either the Company or Mr. Houstoun-Boswall at any time and for any reason upon thirty (30) days written notice.

On March 21, 2014, the Company entered into a formal employment agreement (the “Cattlin Employment Agreement”) with the Company’s new President, Mr. Daniel Cattlin. Pursuant to the Cattlin Employment Agreement: (a) the Company appointed Mr. Cattlin to act as the Company’s President for an initial period of three years, at an annual salary of One Hundred Twenty Thousand Dollars (US $120,000); and (b) Mr. Cattlin agreed to devote sufficient working time, efforts, attention and energies to fully perform his duties as an officer of the Company.

On June 23, 2014, the Company amended the Cattlin Employment agreement (the “Cattlin Addendum”), pursuant to which the Company agreed to issue Daniel Cattlin, the sole officer and director of the Company, 1,500,000 shares of Common Stock upon execution of the addendum, and 500,000 shares of Common Stock upon each one year anniversary of the addendum's effective date.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2014 and 2013.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the years ended March 31, 2014 and March 31, 2013.

Outstanding Equity Awards at 2014 Fiscal Year End

There were no outstanding equity awards for the years ended March 31, 2014 and March 31, 2013.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of the date of this Report by :

●	Each of our directors;

●	Each of our named executive officers;

●	All of our directors and executive officers as a group; and

●	Each person known by us to beneficially own more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of this Report are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 73,349,871 shares of our common stock outstanding as of June xx, 2014.

Unless otherwise noted below, the address of the persons and entities listed in the table is c/o Patriot Berry Farms, Inc., 7380 Sand Lake Road, Suite 500, Orlando, Florida 32819.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Daniel Cattlin	36,700,000	50.03%

Directors and executive officers as a group (1 Person)	36,700,000	50.03%

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended March 31, 2014 the Company’s former President advanced $90,916 to fund certain operating expenses. In September, 2013, the Company’s board of directors voted to convert $95,949 of the then-existing related party advances balance into shares of its common stock at $0.40 per share, for a total of 239,871 shares of common stock. During the year ended March 31, 2014, the remaining balance of $15,697 owed to the former President was forgiven and recorded in additional paid-in capital as contributed capital. The related party advances balance as of March 31, 2014 is $0. These advances were non-interest bearing, due upon demand and unsecured.

On June 23, 2014, pursuant to the Cattlin Addendum, the Company agreed to issue Daniel Cattlin, the sole officer and director of the Company, 1,500,000 shares of Common Stock upon execution of the addendum, and 500,000 shares of Common Stock upon each one year anniversary of the addendum's effective date.

During the three month period ended March 31, 2014, the Company incurred and accrued $125,000 in stock-based compensation, representing the fair value of 250,000 shares Common Stock, payable to Alexander Houstoun-Boswall, the former President of the Company.

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

Director Independence

Our common stock is quoted on the OTC Markets, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director is also the sole officer of the Company, and we therefore have no independent directors.

Item 14. Principal Accounting and Fee Services

During the years ended March 31, 2014, and 2013, we engaged LBB & Associates Ltd., LLP, as our independent auditor. For the years ended March 31, 2014, and March 31, 2013, we incurred fees as discussed below:

Fiscal Year Ended
	March 31, 2014	March 31, 2013

Audit fees	$11,000	$9,950
Audit – related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

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

PART IV

Item 15. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

10.1	Consulting Services Agreement, by and among Patriot Berry Farms, Inc. and Stricktly Berry Consulting LLC, dated June 11, 2013(2)

10.2	Executive Agreement, by and among Patriot Berry Farms, Inc. and Anthony DiMeo III, dated August 15, 2013 (3)

10.3	Purchase Agreement, by and among Patriot Berry Farms, Inc. and Douglas M Harmon & Gail A. Harmon (3)

10.4	Stock Purchase Agreement, dated March 21, 2014 by and among Patriot Berry Farms, Inc., Alexander Houstoun-Boswall, and Daniel Cattlin.(4)

10.5	Business Development Consulting Agreement, dated March 21, 2014 by and among Patriot Berry Farms, Inc., and Daniel Cattlin(4)

10.6	Employment Agreement, dated March 21, 2014 by and among Patriot Berry Farms, Inc. and Daniel Cattlin(4)

10.7	Exclusive Blueberry Sales Agreement, dated April 4, 2014 by and among Douglas Harmon, Patriot Berry Farm Manager, doing business as Patriot Berry Farms, Inc., and Dole Berry Company. (5)

10.8	Employment Agreement Addendum, dated June 23, 2014 by and among Patriot Berry Farms, Inc. and Daniel Cattlin

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________________
(1)  Incorporated by reference to the Registration Statement on Form S-1 filed on June 15, 2011
(2)  Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2013
(3)  Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2013
(4)  Incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014
(5)  Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT BERRY FARMS, INC.

Date: June 30, 2014	By:	/s/ Daniel Cattlin
Daniel Cattlin
President, Chief Executive Officer, Secretary, Treasurer and Director (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2014	By:	/s/ Daniel Cattlin
Daniel Cattlin
President, Chief Executive Officer, Secretary, Treasurer and Director