Form 10-Q
period 2014-06-30
Patriot Berry Farms, Inc.
filed 2014-08-19
CIK 1522787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 18, 2014, there are 73,399,871 shares of common stock outstanding.

PATRIOT BERRY FARMS, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Berry Farms, Inc.

Financial Statements (Unaudited)
June 30, 2014

Index to the Financial Statements (Unaudited)
June 30, 2014

Patriot Berry Farms, Inc.
Balance Sheets
(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Current assets
Cash	$23,389	$451
Total current assets	23,389	451
Property and equipment	402,765	402,765
Less: Accumulated depreciation	(1,884)	-
Total property and equipment	400,881	402,765
TOTAL ASSETS	$424,270	$403,216

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	25,395	$24,780
Accounts payable - related party	138,548	129,613
Note payable - current	200,000	200,000
Total current liabilities	363,943	354,393
Total liabilities	363,943	354,393

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value - 100,000,000 share authorized, 73,349,871 and 71,729,871 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	73,350	71,730
Additional paid-in capital	1,780,811	972,466
Accumulated deficit	(1,793,834)	(995,373)
Total stockholders' equity	60,327	48,823
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$424,270	$403,216

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Revenues
Product sales	$117,120	$-
Total revenues	117,120	-

Cost of products sold	29,120	-

Gross profit	88,000	-

Operating expenses:
Selling, general and administrative expenses	134,577	51,115
Stock compensation expense	750,000	-
Depreciation	1,884	-

Total operating expenses	886,461	51,115

Net loss	$(798,461)	$(51,115)

Loss per common share - Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	71,884,157	69,720,000

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(798,461)	$(51,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	750,000	-
Depreciation	1,884	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	615	101
Accounts payable - related party	8,935	20,000
Net cash used in operating activities	(37,027)	(31,014)
Cash flows from financing activities:
Net proceeds from related party advances	-	72,909
Issuance of common stock for cash	59,965	-
Net cash provided by financing activities	59,965	72,909
Net change in cash	22,938	41,895
Cash at the beginning of the period	451	2,575
Cash at the end of the period	$23,389	$44,470

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.
Notes to Financial Statements
June 30, 2014
(Unaudited)

1.  Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Patriot Berry Farms, Inc. (“Patriot” or the “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc. Patriot is in the business of acquiring and establishing profitable berry farms throughout the United States. The main focus of the Company is on blueberry production with a secondary focus on strawberry and raspberry production.

On July 1, 2014, the Board of Directors and majority shareholders of the Company approved an amendment to the Articles of Incorporation of the Company to change its name from Patriot Berry Farms, Inc. to Patriot Cannabis Farms, Inc. As of the date of this quarterly report, the name change has not been effected.

Development Stage Company

The Company was in the development stage until March 31, 2014, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”. During April 2014, the Company exited the development stage as a result of the Company generating revenue from its farming operations.

Revenue Recognition

The Company derives revenue from the sale of agricultural products. In accordance with ASC 605, Revenue Recognition, revenue and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. These terms are typically met upon shipment of the product to the customer.

Reclassification

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in the current period.

2.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2014, the Company has an accumulated deficit of $1,793,834. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to continue as a going concern is dependent upon, among other things, obtaining additional financing to continue operations. In response to this and other potential problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.Blueberry Farm Acquisition

In November, 2013, the Company acquired an operational blueberry farm in Levy County, Florida, including equipment (“Harmon Blueberry Farm”). In accordance with the terms of the contract the Company agreed to pay $400,000, plus $2,765 in closing costs, for a total purchase price of $402,765. The Company paid $122,765 in cash and issued a note for $280,000 (the “Note”).

Patriot Berry Farms, Inc.
Notes to Financial Statements
June 30, 2014
(Unaudited)

The Note is non-interest bearing and is secured by a mortgage on the Harmon Blueberry Farm. The terms of the promissory note require the Company to remit payments of principal in the amount of $20,000 in fourteen (14) equal monthly installments until paid in full. As of the date of this report, the Company has not paid the $20,000 monthly installments for the months of April, May, June and July 2014, and has accrued penalty fees totaling $3,000 as of June 30, 2014.

The acquisition was accounted for under the acquisition method of accounting and the related assets acquired assets and liabilities assumed were recorded at fair value. The operating results of the farm totaling approximately $16,800 in selling, general and administrative expense has been included in the consolidated results of operations of the Company for the year ended March 31, 2014.

The preliminary allocation of the purchase price was as follows:

Land	$350,000
Equipment	52,765
Total assets acquired	402,765

Total liabilities assumed	-
Net assets acquired	$402,765

The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at June 30, 2014. Management is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred income taxes and the resulting effects on the value of goodwill (if any). As the values of certain assets are preliminary in nature, they are subject to adjustment as additional information is obtained. Any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments. Any measurement period adjustments will be applied retrospectively to the acquisition date. The Company expects to finalize these matters within the measurement period.

4.  Related Party Transactions

On March 21, 2014, the Company entered into a formal employment agreement with its newly appointed President, whereby the Company agreed to remit an annual salary of $120,000, payable monthly, for services rendered. On June 23, 2014, the Company amended the Cattlin Employment agreement (the “Cattlin Addendum”), pursuant to which the Company agreed to issue Daniel Cattlin, the sole officer and director of the Company, 1,500,000 shares of Common Stock upon execution of the addendum, and 500,000 shares of Common Stock upon each one year anniversary of the addendum's effective date.

Furthermore, the Company entered into a consulting agreement with its former President, whereby the Company agreed to remit $3,000 per month for services rendered on its behalf. During the three months ended June 30, 2014 and 2013, the Company incurred salaries to its current President and former President totaling $31,935 and $20,000, respectively.

During the three month period ended June 30, 2014 and 2013, the Company incurred $750,000 and $-0-, respectively, in stock-based compensation, representing the fair value of 1,500,000 shares of common stock issued to its current President (see Note 6).

Patriot Berry Farms, Inc.
Notes to Financial Statements
June 30, 2014
(Unaudited)

5.  Customer Concentration

Exclusive Blueberry Sales Agreement

On April 4, 2014, the Company, through Douglas Harmon (the “Grower”), who is the Company’s Farm Manager (the “Farm”), entered into an exclusive sales agreement (the “Agreement”) with Dole Berry Company (“Dole”). Pursuant to the Agreement, Dole will be acting as the exclusive sales agent of the Company to market and sell all of the blueberries produced from the Farm for a period of five (5) harvest years beginning January 1, 2014 until December 31, 2018 unless terminated earlier. The Company shall receive advances equal to $1.00 per pound of finished product weight each week minus receiving and handling charges, as well as 10% commission to be paid to Dole. The Company will pay to the Grower a commission equal to 2% of the revenues from the sales of finished products.

The Company had sales of $117,120 and $0 for the three months ended June 30, 2014 and 2013, respectively. Sales in connection with the Agreement represented 88% of sales during the three months ended June 30, 2014.

6.  Stockholders’ Equity

Common Stock Issued for Cash

In May 2014, the Company issued 120,000 shares of its common stock, par value $0.001 per share, for gross cash proceeds of $60,000.

Common Stock Issued for Services

In September 2013, the Company’s board of directors voted to issue its former President 250,000 shares of fully vested, issuable common stock as compensation, in addition to any existing compensation agreed to. Further, upon each quarter end beginning September 30, 2013, and continuing for the term of the former President’s employment with the Company, an additional 250,000 shares of the Company’s common stock shall become vested and issuable. Accordingly, the Company has issued 750,000 shares of common stock to its former President for compensation of services rendered. In addition, the Company incurred $125,000 in stock compensation expense, which represents 250,000 shares of common stock, earned by the Company’s former President for services rendered during the year ended March 31, 2014, for which shares have not been issued and, accordingly, the $125,000 has been accrued for as of June 30, 2014 and is recorded in accounts payable – related party.

In June 2014, the Company entered into an addendum to amend its President's employment agreement entered into on March 21, 2014. Pursuant to the amendment, the Company issued to its President 1,500,000 shares of common stock, and 500,000 shares of common stock, upon each one year anniversary of the addendum's effective date. The 1,500,000 shares issued in June 2014 have been valued at $0.50 per share and $750,000 has been expensed as stock compensation expense for the three months ended June 30, 2014 (see Note 4).

7.  Commitments

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

In December 2013, the Company entered into an agreement with a third-party for a period of six (6) months, wherein the Company will pay a fee of $2,000 per month in exchange for advisory services, including providing information and suggestions for improvement of production systems of berry crops, particularly blueberry, and on farms or properties being considered for purchase by the Company. On June 23, 2014, the Company renewed the agreement with the third-party for a period of six (6) months. Accordingly, during the period ended June 30, 2014, the Company had incurred $6,000 pursuant to the terms of the agreement, which amount is included in selling, general and administrative expense.

8.  Subsequent Events

On August 1, 2014, the Company issued 50,000 shares of common stock to its Director of Farming, in accordance to an agreement entered into in August 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

On May 15, 2013, the Company began implementation of its new business plan: the acquisition and operation of established and profitable berry farms throughout the United States, focusing mainly on blueberry production.

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

In November, 2013, the Company acquired an operational blueberry farm in Levy County, Florida, including equipment (“Harmon Blueberry Farm”). In accordance with the terms of the contract the Company paid $400,000, plus $2,765 in closing costs, for a total purchase price of $402,765. In conjunction with the acquisition of the Harmon Blueberry Farm, the Company originated a $280,000, non-interest bearing note payable with the seller. The terms of the promissory note require the Company to remit payments of principal in the amount of $20,000 in fourteen (14) equal monthly installments until paid in full. If payment has not been remitted on the first of each respective month, a late fee of $1,000 will be assessed. As of the date of this report, the Company has not paid the $20,000 monthly installments for the months of April, May, June and July 2014, and has accrued penalty fees totaling $3,000 as of June 30, 2014, which has been recorded and included in accounts payable. As of June 30, 2014 and March 31, 2014, the Company has recorded both a note payable – current of $200,000.

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

On July 1, 2014, the Board of Directors and majority shareholders of the Company approved an amendment to the Articles of Incorporation of the Company to change its name from Patriot Berry Farms, Inc. to Patriot Cannabis Farms, Inc. As of the date of this quarterly report, the name change has not been effected.

On June 23, 2014, the Company amended the Cattlin Employment agreement, pursuant to which the Company agreed to issue Daniel Cattlin, the sole officer and director of the Company, 1,500,000 shares of Common Stock upon execution of the addendum, and 500,000 shares of Common Stock upon each one year anniversary of the addendum's effective date.

On July 25, 2014, the Company renewed its agreement Strikly Berry Consulting, LLC to advise the Company on its berry farm development program, including: assessment of land or existing farms the Company is considering acquiring, assistance with evaluation of historical farm performance and production system advice including, but not limited to, pre-plant decision making, fertility, and pruning/training recommendations of berry crops.

The Company is based in Orlando, Florida, with principal executive offices located at 7380 Sand Lake Road, Suite 500, Orlando, Florida 32819 and our telephone number is (503) 505-6946.

Plan of Operation

Berry Farming Operations

The Company is currently in a stage of aggressive initial asset growth through acquisition. To reach the goal of being a major operator within the US berry market, the Company plans to gather 1,000 to 2,000 acres of mature blueberry plantings under a single operational team. To expedite this process, the Company is currently identifying a farm development company capable of managing:

•	The development of initial systems:

•	The ongoing production of the established blueberry plants and delivery to market:

•	And the expansion of total acres cultivated and overall production going forward.

Cannabis Operations

Management of the Company plans to enter the market of the acquisition of land and facilities for the cultivation of medicinal marijuana due to the growing demand and state focus on this product.

The Company recently approved a name change to undertake a dynamic new business focus that leverages the swift-growing legal marijuana industry in Colorado & key parts of US while maintaining its successful berry farming operation in Florida. The Company will remain headquartered in Orlando, Florida.

The Company’s primary focus will be to provide prudent investors a legal, compliant, turnkey entry into the burgeoning US legal marijuana market. Patriot intends to act as an independent landlord, creating value-oriented opportunity by securing and developing state-of-the-art growing operations, and then leasing them to licensed, qualified operators. The Company does not intend to grow or sell cannabis or related products.

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

Revenues

During the three months ended June 30, 2014, we generated revenues totaling $117,120 from our business operations. We did not generate any revenues during the three months ended June 30, 2013.

Expenses

We incurred operating expenses in the amount of $886,461 during the three months ended June 30, 2014 compared to $51,115 for the corresponding period in 2013. The increase is due to the start of the Company farm operations and stock-based compensation during the current 2014 quarter.

Net Loss

We incurred a net loss of $798,461 during the three months ended June 30, 2014, compared to a net loss of $51,115 for the corresponding period in 2013.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related party. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of June 30, 2014, the Company has an accumulated deficit of $1,793,834. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to continue as a going concern is dependent upon, among other things, obtaining additional financing to continue operations. In response to this and other potential problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2014, the Company issued 120,000 shares of its common stock, par value $0.001 per share, for gross cash proceeds of $60,000.

In June 2014, the Company issued 1,500,000 shares of its common stock, par value $0.001 per share, valued at $0.50 per share to its President pursuant to an addendum to the President’s employment agreement, dated June 23, 2014.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description
10.1	Employment Agreement Addendum, dated June 23, 2014, by and between Patriot Berry Farms, Inc. and Daniel Cattlin.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase
___________
*	In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.
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

Patriot Berry Farms, Inc.

August 18, 2014	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)