Form 10-K
period 2016-03-31
Patriot Berry Farms, Inc.
filed 2016-09-07
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 333-174894

PATRIOT BERRY FARMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3832726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7380 Sand Lake Road, Suite 500 Orlando, Florida	32819
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 505-6946

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no active public trading market as of the last business day of the Company’s first fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of September 7, 2016, the registrant had 74,789,871 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporate by reference: None.

 PATRIOT BERRY FARMS, INC.

ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

Patriot Berry Farms, Inc. (“Patriot Berry,” or the “Company,” “we,” “us” or “our”) is filing this comprehensive Annual Report on Form 10-K for the fiscal years ended March 31, 2016 and 2015 (the “Comprehensive Form 10-K”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Comprehensive Form 10-K is the Company’s first annual periodic filing with the Securities and Exchange Commission (the “Commission”) since the filing of its Annual Report on Form 10-K for the year ended March 31, 2014. Included in this Comprehensive Form 10-K are the Company’s audited financial statements for the fiscal years ended March 31, 2016 and 2015, which have not been previously filed with the Commission.

Readers should be aware that several aspects of this report differ from other annual reports. First, this report is for each of the fiscal years ended March 31, 2016 and 2015, in lieu of filing separate reports for each of those fiscal years. Second, because of the amount of time that has passed since our last periodic report was filed with the SEC, the information relating to our business and related matters is focused on our more recent periods, including certain information for periods after June 30, 2014 and through the day of filing this report.

Background for Filing Delay: We were unable to file the above referenced periodic reports due to capital constraints resulting from our reduced and discontinued berry production in 2015 and 2016 and limited access to financing. As a result, the Company was unable (i) to satisfy significant payables due to third parties, including its independent auditors, for work performed for the Company, (ii) to maintain an adequate financial staff, and (iii) to retain the necessary advisors to prepare and complete the financial reports required by the Exchange Act and the rules and regulations of the SEC. Due to these constraints, the Company was unable to prepare and file the required reports with the SEC under Section 13(a) of the Exchange Act in June 2014. This Comprehensive Form 10-K should be read together and in connection with the other reports filed by us with the SEC for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

Other Information. Due to our failure to file timely our periodic reports with the SEC since the filing of the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014, we were unable to comply with the listing standards of OTCBB and our Common Shares were removed from listing on OTCBB. As a result, our Common Shares are currently listed to trade on the Pink OTC Market, Inc.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. The forward-looking statements included herein are based on our current beliefs, assumptions, and expectations, and are subject to numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” and “our” refers to the combined company Patriot Berry Farms, Inc.

PART I

Item 1. Business.

Patriot Berry Farms, Inc. (“Patriot Berry” or the “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc.). Since 2013, the Company has been in the business of acquiring and establishing profitable berry farms throughout the United States. The main focus of the Company has been on blueberry production with a secondary focus on strawberry and raspberry production. Patriot Berry has only received one year of revenue from its 2014 harvest of Morningstar farm, but has since sold the property due to financial restraints. Although still openly seeking investment to continue within the berry sector, the Company has received interest to potentially rebrand itself into a technology company and is currently considering its options to increase shareholder value.

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

Description of Business

On July 7, 2016, the Company received funding from its CEO in order to bring its SEC filings up to date and start seeking investment so that the Company can continue looking for possible acquisitions within the berry market. The CEO has been unable to secure the necessary investment to pursue this option and has since been contacted by a third party who is interested in supporting a rebrand of the Company into the technology sector. Extensive talks have occurred with this third party to potentially vend a software company into Patriot Berry once all its filings are current. The software company in question has developed content filtering software. No Letter of Intent or definitive agreement has been signed with this company and there is no assurance that an agreement will be signed with this company in the future.

There has been a very limited activity within the Company since September 2014 due to the fact that the Company has not been able to secure the necessary financing to sustain its operations.

Morningstar Farm

On November 15, 2013, the Company closed on a contract for sale and purchase, dated August 27, 2013, with Douglas and Gail Harmon, for the purchase of an operational blueberry farm in Levy County, Florida (the “Morningstar Farm”). In accordance with the terms of the contract the Company paid $400,000, plus $2,765 in closing costs, for a total purchase price of $402,765. In conjunction with the acquisition of the Morningstar Farm, the Company originated a $280,000, non-interest bearing note payable with the seller. The terms of the promissory note require the Company to remit payments of principal in the amount of $20,000 in fourteen (14) equal monthly installments until paid in full. If payment has not been remitted on the first of each respective month, a late fee of $1,000 will be assessed.

Due to financial restraints, the Company was not able to keep up payments on The Morningstar Farm which required the Company to sell the property on April 23, 2015 for $235,000 with the promise that all outstanding mortgage payments totaling $200,000 and outstanding costs for the farm upkeep, the farmer and the harvest would be forgiven. The sale of the Company’s sole asset allowed the Company’s to look at other potential opportunities both in and outside of its current sector.

Exclusive Blueberry Sales Agreement

While in possession of the Morningstar Farm, on April 4, 2014, the Company, through Douglas Harmon (the Grower), who was the Company’s Farm Manager (the Farm), entered into an exclusive sales agreement (the Agreement) with Dole Berry Company (Dole). Pursuant to the Agreement, Dole was acting as the exclusive sales agent of the Company to market and sell all of the blueberries produced from the Farm for a period of five (5) harvest years beginning January 1, 2014 until December 31, 2018 unless terminated earlier. The Company received advances equal to $1.00 per pound of finished product weight each week minus receiving and handling charges, as well as 10% commission to be paid to Dole. The Company agreed to pay to the Grower a commission equal to 2% of the revenues from the sales of finished products.

The Company had sales of $0, $117,120 and $0 for the year ended March 31, 2016, 2015 and 2014, respectively. Sales in connection with the Agreement represented 88% of sales during the year ended March 31, 2015.

Berry Market Overview

Blueberries have been transformed from a niche market to a global commodity marked by increasing, year-round demand.

While North America represents nearly 90% of the global production of blueberries, the US is the world's largest single producer, with 667.6 million pounds harvested in 2014 alone. In the US blueberries are the second most important berry crop, representing over 24% of the nation's $3.5 billion strawberry-blueberry-raspberry market.

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

Projects

May 2014 saw a successful end to Patriot Berry’s 2014 harvest, with its last batch of early-ripened Florida Blueberry’s being delivered to Dole Berry Company, LLC, on May 11th, 2014. The harvest, which commenced on April 16, 2014, amassed 32,196 lb.’s of Florida Blueberry’s, more than double when compared to 2012’s crop.

Due to Morningstar’s geographical position, (being placed in North-Central Florida), Patriot Berry Farm was able to benefit financially from the ‘Early Crop’ Florida Blueberry Market, which for a six-week period supplies the United States with blueberries exclusively.

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

On August 1, 2013, the Company entered into an Executive Agreement (the “Dimeo”) with Mr. Anthony Dimeo III. Pursuant to the Dimeo Agreement, the Mr. Dimeo acted as the Company’s Director of Farming by providing consulting services to the Company including: identifying new farms; advising the Company regarding new farm purchases; participating in negotiations; developing berry distribution; and helping improve the Company’s operations. The Agreement was effective for a term of 24 months.

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

On April 23, 2015 due to lack of funding and increasing debt the Company completed the sale of its sole property of the Morningstar Farm, an operational blueberry farm in Levy County, Florida.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Market Information

Shares of our common stock have been quoted on the OTCQX since July 25, 2013, under the symbol “PBFI”. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQX. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Fiscal Year 2016	High		Low

First Quarter		$0.10		$0.10
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

Fiscal Year 2015	High	Low

First Quarter	$0.10	$0.10
Second Quarter	$0.10	$0.10
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.10	$0.10

Fiscal Year 2014	High	Low

First Quarter	$0.50	$0.02
Second Quarter	$0.50	$0.02
Third Quarter	$0.50	$0.02
Fourth Quarter	$0.50	$0.02

Holders

As of September 6, 2016, there were [12] total record holders of 74,789,871 shares of the Company's common stock.

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

In July, 2016 the Company issued 1,000,000 shares of the Company’s common stock to Daniel Cattlin pursuant to the addendum to his employment agreement with the Company dated June 23, 2014.

In July 2016, Company issued 100,000 shares of its common stock, par value $0.001 per share, valued at $0.10 per share to its President in consideration of $10,000 settlement payment that was made by Cattlin on behalf of the Company to Anthony DiMeo on December 24, 2014.

In July 2016, The Company issued 290,000 shares of its common stock, par value $0.001 per share, valued at $0.10 per share to its President in consideration of $29,000 invested into the Company on July 7, 2016.

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

In November, 2013, the Company acquired the Morningstar Farm, an operational blueberry farm in Levy County, Florida.

On April 4, 2014, the Company, through Douglas Harmon, who was the Company’s Farm Manager of the Morningstar Farm entered into the Sale Agreement with Dole Berry Company. Pursuant to the Sale Agreement, Dole was acting as the exclusive sales agent of the Company to market and sell all of the blueberries produced by the Grower from the Farm for a period of five (5) harvest years beginning January 1, 2014 until December 31, 2018 unless terminated earlier. The Company received advances equal to $1.00 per pound of finished product weight each week minus receiving and handling charges, as well as 10% commission that was paid to Dole. The Company was due to pay to the Mr. Harmon a commission equal to 2% of the revenues from the sales of finished products, but has since made a settlement within the sale of the farm, which included this payment.

On July 1, 2014, the Board of Directors and majority shareholders of the Company approved an amendment to the Articles of Incorporation of the Company to change its name from Patriot Berry Farms, Inc. to Patriot Cannabis Farms, Inc. As of the date of this report, the name change has not been effected.

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

On December 24, 2014, the Company terminated its agreement Anthony DiMeo (Director of Farming).

On November 2, 2014, the Company terminated its agreement with Strikly Berry Consulting, LLC.

On April 23, 2015, the Company sold the Morningstar Farm to Douglas and Gail Harmon.

In July, 2016 the Company issued 1,000,000 shares of the Company’s common stock to Daniel Cattlin pursuant to the addendum to his employment agreement with the Company dated June 23, 2014.

In July 2016, the Company issued 100,000 shares of its common stock, par value $0.001 per share, valued at $0.10 per share to its President in consideration of $10,000 settlement payment that was made by Cattlin on behalf of the Company to Anthony DiMeo on December 24, 2014.

In July 2016, the Company issued 290,000 shares of its common stock, par value $0.001 per share, valued at $0.10 per share to its President in consideration of $29,000 invested into the Company on July 7, 2016.

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

Results of Operations

Comparison of the year ended March 31, 2016 and 2015

Revenues

During the year ended March 31, 2016, we generated no revenues. During the year ended March 31, 2015, we generated revenues totaling $117,120 from our business operations. The decrease is due to the sale of Morningstar Farm in April 2015.

Cost of Products Sold

During the year ended March 31, 2016, we did not incur any cost of products sold. During the year ended March 31, 2015, we had total cost of products sold of $29,120 from our business operations. The decrease is due to the sale of Morningstar Farm in April 2015.

Expenses

We incurred operating expenses in the amount of $173,565 during the year ended March 31, 2016 compared to $1,521,593 for the year ended March 31, 2015. The decrease is due to $216,184 decrease in general and administrative expenses and $965,000 decrease in stock-based compensation in the year ended March 31, 2016.

Gain on Settlements of Debt

During the year ended March 31, 2016, we incurred $12,000 gain on settlement of debt. During the year ended March 31, 2015, we incurred total of $21,132 gain on settlement of debt.

Loss on Sale of Assets

During the year ended March 31, 2015, we recorded impairment of $159,766 on the blueberry farm. During the year ended March 31, 2016, we did not incur any loss on sale of assets. The loss on sale of assets is due to the sale of Morningstar Farm.

Net Loss

We incurred a net loss of $165,565 during the year ended March 31, 2016, compared to a net loss of $1,412,461 for the corresponding year ended March 31, 2015

Comparison of the nine months ended December 31, 2015 and 2014

Revenues

During the nine months ended December 31, 2015, we generated no revenues. During the nine months ended December 31, 2014, we generated revenues totaling $117,120 from our business operations. The decrease is due to the sale of Morningstar Farm in April 2015.

Cost of Products Sold

During the nine months ended December 31, 2015, we did not incur any cost of products sold. During the nine months ended December 31, 2014, we had total cost of products sold of $29,120 from our business operations. The decrease is due to the sale of Morningstar Farm in April 2015.

Expenses

We incurred operating expenses in the amount of $141,223 during the nine months ended December 31, 2015 compared to $1,260,933 for the nine months ended December 31, 2014. The decrease is due to $199,518 decrease in general and administrative expenses and $915,000 decrease in stock-based compensation for the nine months ended December 31, 2015 compared to same period in 2014.

Gain on Settlements of Debt

During the nine months ended December 31, 2015, we incurred $12,000 gain on settlement of debt. During the nine months ended December 31, 2014, we incurred total of $21,132 gain on settlement of debt.

Loss on Sale of Assets

During the nine ended December 31, 2015, we incurred $0 loss on sale of assets. During the nine months ended December 31, 2014, we did not incur any loss on sale of assets. The increase on loss on sale of assets is due to the sale of berry farm.

Net Loss

We incurred a net loss of $129,223 during the nine months ended December 31, 2015, compared to a net loss of $1,151,801 for the corresponding period ended December 31, 2014.

Comparison of the three months ended December 31, 2015 and 2014

Revenues

The Company did not generate any revenues during the three months ended December 31, 2015 and 2014.

Cost of Products Sold

The Company did not incur any cost of products sold during the three months ended December 31, 2015 and 2014.

Expenses

We incurred operating expenses in the amount of $43,658 during the three months ended December 31, 2015 compared to $118,045 for the three months ended December 31, 2014. The decrease is due to $22,503 decrease in general and administrative expenses for the three months ended December 31, 2015 compared to same period in 2014.

Gain on Settlements of Debt

During the three months ended December 31, 2015, we did not incur any gain on settlement of debt. During the three months ended December 31, 2014, we incurred total of $21,132 gain on settlement of debt.

Loss on Sale of Assets

During the three ended December 31, 2015 and 2014, we did not incur any loss on sale of assets.

Net Loss

We incurred a net loss of $43,658 during the three months ended December 31, 2015, compared to a net loss of $96,913 for the corresponding period ended December 31, 2014.

Comparison of the six months ended September 30, 2015 and 2014

Revenues

During the six months ended September 30, 2015, we generated no revenues. During the six months ended September 30, 2014, we generated revenues totaling $117,120 from our business operations. The decrease is due to the sale of Morningstar Farm in April 2015.

Cost of Products Sold

During the six months ended September 30, 2015, we did not incur any cost of products sold. During the six months ended September 30, 2014, we had total cost of products sold of $29,120 from our business operations. The decrease is due to the sale of Morningstar Farm in April 2015.

Expenses

We incurred operating expenses in the amount of $97,565 during the six months ended September 30, 2015 compared to $1,142,888 for the six months ended September 30, 2014. The decrease is due to $177,015 decrease in general and administrative expenses and $865,000 decrease in stock-based compensation for the six months ended September 30, 2015 compared to same period in 2014.

Gain on Settlements of Debt

During the six months ended September 30, 2015, we incurred $12,000 gain on settlement of debt. During the six months ended September 30, 2014, we did not incur any gain on settlement of debt.

Net Loss

We incurred a net loss of $85,565 during the six months ended September 30, 2015, compared to a net loss of $1,054,888 for the corresponding period ended September 30, 2014.

Comparison of the three months ended September 30, 2015 and 2014

Revenues

The Company did not generate any revenues during the three months ended September 30, 2015 and 2014.

Cost of Products Sold

The Company did not incur any cost of products sold during the three months ended September 30, 2015 and 2014.

Expenses

We incurred operating expenses in the amount of $44,632 during the three months ended September 30, 2015 compared to $256,427 for the three months ended September 30, 2014. The decrease is due to $82,410 decrease in general and administrative expenses and $127,500 decrease in stock based compensation for the three months ended September 30, 2015 compared to same period in 2014.

Loss on Sale of Assets

During the three ended September 30, 2015 and 2014, we did not incur any loss on sale of assets.

Net Loss

We incurred a net loss of $44,632 during the three months ended September 30, 2015, compared to a net loss of $256,427 for the corresponding period ended September 30, 2014.

Comparison of the three months ended June 30, 2015 and 2014

Revenues

During the three months ended June 30, 2015, we generated no revenues. During the three months ended June 30, 2014, we generated revenues totaling $117,120 from our business operations. The decrease is due to the sale of Morningstar Farm in April 2015.

Cost of Products Sold

During the three months ended June 30, 2015, we did not incur any cost of products sold. During the three months ended June 30, 2014, we had total cost of products sold of $29,120 from our business operations. The decrease is due to the sale of Morningstar Farm in April 2015.

Expenses

We incurred operating expenses in the amount of $52,933 during the three months ended June 30, 2015 compared to $886,461 for the three months ended June 30, 2014. The decrease is due to $94,605 decrease in general and administrative expenses and $737,500 decrease in stock based compensation for the three months ended June 30, 2015 compared to same period in 2014.

Gain on Settlements of Debt

During the three months ended June 30, 2015, we incurred $12,000 gain on settlement of debt. During the three months ended June 30, 2014, we did not incur any gain on settlement of debt.

Net Loss

We incurred a net loss of $40,933 during the three months ended June 30, 2015, compared to a net loss of $798,461 for the corresponding period ended June 30, 2014.

Comparison of the year ended March 31, 2015 and 2014

Revenues

During the year ended March 31, 2015, we generated revenues totaling $117,120 from our business operations. During the year ended March 31, 2014, we generated no revenues. The increase is due to products sold from Morningstar Farm during the year ended March 31, 2015.

Cost of Products Sold

During the year ended March 31, 2015, we had total cost of products sold of $29,120 from our business operations. During the year ended March 31, 2014, we did not incur any cost of products sold. The increase is due to cost of products sold from Morningstar Farm during the year ended March 31, 2015.

Expenses

We incurred operating expenses in the amount of $1,521,593 for the year ended March 31, 2015 compared to $904,255 for the year ended March 31, 2014. This is due to $465,000 increase in stock-based compensation during the year ended March 31, 2015.

Gain on Settlements of Debt

During the year ended March 31, 2015, we incurred $21,132 gain on settlement of debt. During the year ended March 31, 2014, we did not incur any gain on settlement of debt.

Net Loss

We incurred a net loss of $1,412,461 during the year ended March 31, 2015, compared to a net loss of $904,255 for the corresponding year ended March 31, 2014.

Comparison of the nine months ended December 31, 2014 and 2013

Revenues

During the nine months ended December 31, 2014, we generated revenues totaling $117,120 from our business operations. During the nine months ended December 31, 2013, we generated no revenues. The increase is due to products sold from Morningstar Farm during the nine months ended December 31, 2014.

Cost of Products Sold

During the nine months ended December 31, 2014, we had total cost of products sold of $29,120 from our business operations. During the nine months ended December 31, 2013, we did not incur any cost of products sold. The increase is due to the cost of products sold from Morningstar Farm during the nine months ended December 31, 2014.

Expenses

We incurred operating expenses in the amount of $1,260,933 during the nine months ended December 31, 2014 compared to $675,127 for the nine months ended December 31, 2013. This is primarily due to $340,000 increase in stock-based compensation for the nine months ended December 31, 2014 compared to same period in 2013.

Gain on Settlements of Debt

During the nine months ended December 31, 2014, we incurred $21,132 gain on settlement of debt. During the nine months ended December 31, 2013, we did not incur any gain on settlement of debt.

Net Loss

We incurred a net loss of $1,151,801 during the nine months ended December 31, 2014, compared to a net loss of $675,127 for the corresponding period ended December 31, 2013.

Comparison of the three months ended December 31, 2014 and 2013

Revenues

The Company did not generate any revenues during the three months ended December 31, 2014 and 2013.

Cost of Products Sold

The Company did not incur any cost of products sold during the three months ended December 31, 2014 and 2013.

Expenses

We incurred operating expenses in the amount of $118,045 during the three months ended December 31, 2014 compared to $219,804 for the three months ended December 31, 2013. The decrease is due to $41,143 decrease in general and administrative expenses for the three months ended December 31, 2014 compared to same period in 2013.

Gain on Settlements of Debt

During the three months ended December 31, 2014, we incurred total of $21,132 gain on settlement of debt. During the three months ended December 31, 2013, we did not incur any gain on settlement of debt.

Net Loss

We incurred a net loss of $96,913 during the three months ended December 31, 2014, compared to a net loss of $219,804 for the corresponding period ended December 31, 2013.

Comparison of the six months ended September, 2014 and 2013

Revenues

During the six months ended September 30, 2014, we generated revenues totaling $117,120 from our business operations. During the six months ended September 30, 2013, we generated no revenues. The increase is due to the products sold from Morningstar Farm during the nine months ended September 30, 2014.

Cost of Products Sold

During the six months ended September 30, 2014, we had total cost of products sold of $29,120 from our business operations. During the six months ended September 30, 2013, we did not incur any cost of products sold. The increase is due to the cost of products sold from Morningstar Farm during the nine months ended September 30, 2014.

Expenses

We incurred operating expenses in the amount of $1,142,888 during the six months ended September 30, 2014 compared to $455,322 for the six months ended September 30, 2013. The increase is due to $93,797 increase in general and administrative expenses and $465,000 increase in stock-based compensation for the six months ended September 30, 2014 compared to same period in 2013.

Gain on Settlements of Debt

During the six months ended September 30, 2014 and 2013, we did not incur any gain on settlement of debt.

Net Loss

We incurred a net loss of $1,054,888 during the six months ended September 30, 2014, compared to a net loss of $455,322 for the corresponding period ended September 30, 2013.

Comparison of the three months ended September 30, 2014 and 2013

Revenues

The Company did not generate any revenues during the three months ended September 30, 2014 and 2013.

Cost of Products Sold

The Company did not incur any cost of products sold during the three months ended September 30, 2014 and 2013.

Expenses

We incurred operating expenses in the amount of $256,427 during the three months ended September 30, 2014 compared to $404,207 for the three months ended September 30, 2013. The decrease is due to $285,000 decrease in stock based compensation for the three months ended September 30, 2014 compared to same period in 2013.

Net Loss

We incurred a net loss of $256,427 during the three months ended September 30, 2014, compared to a net loss of $404,207 for the corresponding period ended September 30, 2013.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related party. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of September 30, December 31, 2014 and March 31, 2015, the Company has an accumulated deficit of $2,050,261, $2,147,174 and $2,407,834. As of June 30, September 30, December 31 2015 and March 31, 2016, the Company has an accumulated deficit of $2,448,767, $2,493,399, $2,537,057 and $2,569,399. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Item 8. Financial Statements and Supplementary Data.

 Patriot Berry Farms, Inc.

Index to the Financial Statements

March 31, 2016, 2015, and 2014

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Patriot Berry Farms, Inc.

Orlando, Florida

We have audited the accompanying balance sheets of Patriot Berry Farms, Inc. (the “Company”) as of March 31, 2016, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended 2016, 2015, and 2014. Patriot Berry Farms, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Berry Farms, Inc. as of March 31, 2016, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2016, 2015, and 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. The 2016 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

September 6, 2016

Patriot Berry Farms, Inc.

Balance Sheets

	March 31, 2016	March 31, 2015	March 31, 2014
ASSETS
Current assets:
Cash	$-	$-	$451
Total current assets	-	-	451

Property and equipment	-	402,765	402,765
Less: Accumulated depreciation	-	(167,304)	-
Total property and equipment	-	235,461	402,765
Total assets	$-	$235,461	$403,216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$70,965	$84,892	$24,780
Accounts payable - related party	193,579	103,548	129,613
Accrued expenses	300,000	250,000	-
Related party advances	10,000	10,000	-
Note payable - current	-	200,000	200,000
Total current liabilities	574,544	648,440	354,393
Total liabilities	574,544	648,440	354,393

Commitments

Stockholder's Equity (Deficit)
Common stock, par value $0.001, 100,000,000 shares authorized, 73,399,871,73,399,871 and 71,729,871 issued and outstanding as of March 31, 2016, 2015 and 2014, respectively	73,400	73,400	71,730
Additional paid-in capital	1,921,455	1,921,455	972,466
Accumulated Deficit	(2,569,399)	(2,407,834)	(995,373)
Total stockholder's equity (deficit)	(574,544)	(412,979)	48,823
Total liabilities and stockholder's equity (deficit)	$-	$235,461	$403,216

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Statements of Operations

	For the Year Ended March 31, 2016	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014

Revenues
Product sales	$-	$117,120	$-
Total revenues	-	117,120	-

Cost of products sold	-	29,120	-

Gross profit	-	88,000	-

Operating expenses:
Selling, general and administrative	123,104	339,288	354,255
Stock compensation expense	50,000	1,015,000	550,000
Impairment	-	159,766	-
Depreciation	461	7,539	-
Total operating expenses	173,565	1,521,593	904,255

Loss from operations	(173,565)	(1,433,593)	(904,255)

Other (expense)/income
Gain on settlement of debt	12,000	21,132	-
Total other (expense)/income	12,000	21,132	-

Net loss	$(161,565)	$(1,412,461)	$(904,255)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic & diluted	73,399,871	73,017,597	70,697,050

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Paid-In	Stage	(Deficit)

Balance, March 31, 2013	69,720,000	$69,720	$(23,170)	$(91,118)	$(44,568)
Issuance of common stock for cash at $0.50 per share	920,000	920	459,080	-	460,000
Issuance of common stock for services provided at $0.50 per share	850,000	850	424,150	-	425,000
Conversion of related party advances to common stock at $0.40 per share	239,871	240	95,709	-	95,949
Contributed capital - services	-	-	1,000	-	1,000
Contributed capital – debt forgiveness	-	-	15,697	-	15,697
Net loss for the year ended March 31, 2014				(904,255)	(904,255)
Balance, March 31, 2014	71,729,871	$71,730	$972,466	$(995,373)	$48,823
Sale of Common Stock, net of offering costs	120,000	120	59,845	-	59,965
Related party capital contribution	-	-	125,694	-	125,694
Settlement of Debt	-	-	125,000	-	125,000
Common stock issued for service	1,550,000	1,550	763,450	-	765,000
Net loss for the year ended March 31, 2015	-	-	-	(1,412,461)	(1,412,461)

Balance, March 31, 2015	73,399,871	73,400	1,921,455	(2,407,834)	(412,979)
Net loss for the year ended March 31, 2016	-	-	-	(161,565)	(161,565)
Balance, March 31, 2016	73,399,871	$73,400	$1,921,455	$(2,569,399)	$(574,544)

See accompanying notes to the financial statements

Patriot Berry Farms, Inc.

Statements of Cash Flows

	For the Year Ended March 31, 2016	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014

Cash flows from operating activities:
Net loss	$(161,565)	$(1,412,461)	$(904,255)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	50,000	1,015,000	550,000
Depreciation	461	7,538	-
Gain on settlement of accounts payable	(12,000)	(21,132)	-
Impairment	-	159,766	-
Changes in operating assets and liabilities:
Accounts payable	8,073	81,244	(1,633)
Accounts payable - related party	90,031	98,935	4,613
Net cash used in operating activities	(25,000)	(71,110)	(351,275)

Cash flows from investing activities:
Blueberry farm acquisition	-	-	(122,765)
Proceeds from sale of Blueberry Farm	25,000	-	-
Note receivable	-	-	-
Net cash used in investing activities	25,000	-	(122,765)

Cash flows from financing activities:
Net proceeds from related party advances	-	10,000	90,916
Repayment of note payable	-	-	(80,000)
Issuance of common stock for cash	-	59,965	460,000
Contributed capital	-	694	1,000
Net cash provided by financing activities	-	70,659	471,916

Net increase in cash	-	(451)	(2,214)
Cash at beginning of period	-	451	2,575
Cash at end of period	$-	$-	$451

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing transactions:
Contributed capital – debt forgiveness	$-	$-	$15,697
Conversion of related party advances to common stock	$-	$-	$95,949
Notes payable issued for Blueberry Farm	$-	$-	$280,000
Satisfaction of debt on sale of blueberry farm	$200,000	$-	$-
Settlement of Debt	$-	$125,000	$-

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Notes to the Financial Statements

NOTE 1 - ORGANIZATION

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

In April 2015, the Company sold the blueberry farm and currently has minimal operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0, $0 and $451 in cash as of March 31, 2016, 2015 and 2014, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally seven years.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2016 and 2015, the Company has an accumulated deficit of $2,269,399 and $1,998,068. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to continue its operations is dependent upon, among other things, obtaining additional financing. In response to this and other potential problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

In November 2013, the Company acquired an operational blueberry farm in Levy County, Florida, including equipment (“Harmon Blueberry Farm”). In accordance with the terms of the contract the total purchase price was $402,765. The Company paid $122,765 in cash and issued a note for $280,000 (the “Note”).

The Note is non-interest bearing and requires payments of principal in the amount of $20,000 in fourteen (14) equal monthly installments until paid in full. During the year ended March 31, 2015 the Company was unable to make its monthly installments, resulting in a note payable balance of $ $200,000 and $12,000 of accrued penalties as of March 31, 2015.

In April 2015, the Company sold the blueberry farm including equipment at a selling price of $235,000 to the original seller. The Company and the Buyer entered into a mortgage note for $25,000 of the total $235,000 which shall be paid by the buyer before or on July 15, 2015 instead of upon closing of the sale. The net proceeds received upon sale of the farm is $4,970, after repaying $200,000 notes payable balance and $5,030 transaction fees incurred. Accordingly, as of March 31, 2016, the outstanding balance of the Note Payable is $0 and the accrued penalty fees of $12,000 were forgiven. During the year ended March 31, 2015, $159,766 impairment loss was recognized.

Property and equipment consists of the following:

	March 31, 2016	March 31, 2015	March 31, 2014
Land	$-	$350,000	$350,000
Equipment	-	52,765	52,765
Total assets acquired	-	402,765	402,765

Less: Accumulated depreciation	-	(167,304)	-

Property and equipment, net	$-	235,461	402,765

During the year ended March 31, 2016, 2015 and 2014, the Company recorded depreciation expenses of $461, $7,538 and $0.

NOTE 5 - NOTE RECEIVABLE

In April 2015, the Company sold the blueberry farm including equipment at a selling price of $235,000. The Company and the Buyer entered into a mortgage note that $25,000 of the total $235,000 shall be paid by the buyer to the Company before or on July 15, 2015 instead of upon closing of the farm sale. The note receivable is non-interest bearing and may be prepaid in whole or in part at any time without penalty. As of March 31, 2016, $25,000 was received and receivable balance is $0.

NOTE 6 - REVENUES

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

The Company had sales of $0, $117,120 and $0 for the year ended March 31, 2016, 2015 and 2014, respectively. Sales in connection with the Agreement represented 88% of sales during the year ended March 31, 2015.

NOTE 7 - RELATED PARTY ADVANCES

During the year ended March 31, 2014 the Company’s former President advanced $90,916 to fund certain operating expenses. In September 2013, the Company’s board of directors voted to convert $95,949 of the then-existing related party advances balance into shares of its common stock at $0.40 per share, for a total of 239,871 shares of common stock. The remaining balance of $15,697 owed to the former President was forgiven and recorded in additional paid in capital as contributed capital.

During the year ended March 31, 2015, the Company’s President advanced $10,000 to pay the settlement of the outstanding balance of consulting agreement on behalf of the Company. These advances were non-interest bearing, due upon demand and unsecured.

As of March 31, 2016, 2015 and 2014, the balance of related party advances is $10,000, $10,000 and $0.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Furthermore, the Company entered into a consulting agreement with its former President, whereby the Company agreed to remit $3,000 per month for services rendered on its behalf. In July 2014, the consulting agreement was terminated and the payable balance of $125,000 in stock based compensation was forgiven and recorded in additional paid in capital as contributed capital.

During the year ended March 31, 2016, 2015 and 2014, the Company incurred total of $0, $1,935 and $113,955 in salaries and $0, $0, $500,000 in stock based compensation to its former President.

During the year ended March 31, 2016, 2015 and 2014, the Company incurred total of $120,000, $120,000 and $3,548 in salaries and $0, $750,000 and $0 in stock based compensation to its current President.

As of March 31, 2016, 2015 and 2014, the balance in accounts payable- related party is $193,579, $103,548 and $129,613.

NOTE 9 - STOCKHOLDERS’ EQUITY

In March 2014, the Company issued 40,000 shares of its common stock, par value $0.001 per share, for $20,000 in cash.

In May 2014, the Company issued 120,000 shares of its common stock, par value $0.001 per share, for $60,000 in cash.

In June 2014, the Company issued 1,500,000 shares of its common stock to its current President, par value $0.001 per share, for the service rendered. These shares have been valued at $0.50 per share and $750,000 has been expensed as stock based compensation for the year ended March 31, 2015.

In August 2014, the Company issued 50,000 shares of its common stock to its consultant, par value $0.001 per share, for the service rendered per consulting agreement. These shares have been valued at $0.30 per share and $15,000 has been expensed as stock based compensation for the year ended March 31, 2015.

As of March 31, 2016, 2015 and 2014, 73,399,871, 73,399,871 and 71,729,871 shares of common stock were issued and outstanding, respectively.

NOTE 10 - COMMITMENTS

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

In August 2013, the Company hired a Director of Farming and entered into an agreement, wherein the Company will pay a fee of $5,000 per month to the director for a period of 24 months in exchange for assistance in identifying, underwriting, and negotiating the terms of potential farm acquisitions on the Company’s behalf. Further, the director will assist the Company in the development of its operations and distribution, amongst other responsibilities. Upon the expiration of the initial 24 months of the agreement, the Company will ascertain if an increase in the monthly fee is warranted. In November 2014, the agreement was terminated and settled with $10,000 payment in full satisfaction to the outstanding balance of $24,000.

In December 2013, the Company entered into an agreement with a third-party for a period of six (6) months, wherein the Company will pay a fee of $2,000 per month in exchange for advisory services, including providing information and suggestions for improvement of production systems of berry crops, particularly blueberry, and on farms or properties being considered for purchase by the Company. Accordingly, during the year ended March 31, 2014, the Company had incurred $8,000 pursuant to the terms of the agreement, which amount is included in selling, general and administrative expense. In November 2014, the agreement was terminated and $8,000 payable is still outstanding as of March 31, 2016 and 2015.

During the year ended March 31, 2016, 2015 and 2014, the Company incurred $0, $49,000 and $63,000 in advisory fees, which amount were included in selling, general and administrative expense and $0, $15,000 and $50,000 in stock based compensation, which amount were included in stock based compensation, respectively.

NOTE 11 – GAIN ON SETTLEMENT OF DEBT

In April 2015, the Company and its note payable holder forgave $12,000 in accrued penalty expenses in connection with the sale of the blueberry farm to him.

In December 2014, the Company and two vendors reached a settlement on certain outstanding accounts payable. The vendor forgave total of $21,132 related to previous services provided.

During the years ended March 31, 2016 and 2015, the Company recorded a gain on settlement of accounts payable of $12,000 and $21,132, respectively.

NOTE 12 – INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2016, 2015 and 2014, respectively, under ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The Company is subject to United States income taxes at a rate of 34%. Operating loss carry forwards totaled $2,269,000, $1,998,000 and $995,374 as of March 31, 2016, 2015 and 2014, respectively, and will begin to expire in 2033. Accordingly deferred Federal and State tax assets of approximately $92,300, $80,900 and $120,500, respectively, were offset by a valuation allowance.

NOTE 13 - SUBSEQUENT EVENTS

On July 25, 2016, the Company issued 1,000,000 shares of its common stock to its current President, par value $0,001 per share, in connection with his employment agreement. These shares have been valued at $0.50 and $0.10 per share and were accrued as stock based compensation over the service periods.

On July 29, 2016, the Company issued 100,000 shares of Company’s common stock to its current President, in consideration to reimburse $10,000 settlement payment that was advanced by its current President on behalf of the Company in December 2014.

On July 7, 2016, the current President advanced $29,000 to pay certain accounts payable on behalf of the Company. On July 29, 2016, the Company issued 290,000 shares of Company’s common stock to its current President to reimburse $29,000 paid on behalf of the Company.

Patriot Berry Farms, Inc.

Patriot Berry Farms, Inc.

Balance Sheets

(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Current assets
Cash	$3	$451
Total current assets	3	451

Property and equipment	402,765	402,765
Less: Accumulated depreciation	(3,769)	-
Total property and equipment	398,996	402,765
TOTAL ASSETS	$398,999	$403,216

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$86,551	$24,780
Accounts payable - related party	43,548	129,613
Accrued expenses	125,000	-
Note payable - current	200,000	200,000
Total current liabilities	455,099	354,393
Total liabilities	455,099	354,393

Commitments

Stockholders' equity:
Common stock, $0.001 par value - 100,000,000 share authorized, 73,399,871 and 71,729,871 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	73,400	71,730
Additional paid-in capital	1,920,761	972,466
Accumulated deficit	(2,050,261)	(995,373)
Total stockholders' equity	56,100	48,823
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$398,999	$403,216

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Six Months Ended September 30, 2014	For the Six Months Ended September 30, 2013

Revenues
Product sales	$-	$-	$117,120	$-
Total revenues	-	-	117,120	-

Cost of products sold	-	-	29,120	-

Gross profit	-	-	88,000	-

Operating expenses:
Selling, general and administrative	114,542	104,207	249,119	155,322
Stock compensation expense	140,000	300,000	890,000	300,000
Depreciation	1,885	-	3,769	-
Total operating expenses	256,427	404,207	1,142,888	455,322

Loss from operations	(256,427)	(404,207)	(1,054,888)	(455,322)

Net loss	$(256,427)	$(404,207)	$(1,054,888)	$(455,322)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic & diluted	73,382,480	69,920,405	72,637,412	69,820,750

See accompanying notes to the financial statements

Patriot Berry Farms, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,054,888)	$(455,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	890,000	300,000
Depreciation	3,769	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	61,771	(10,765)
Accounts payable - related party	38,935	11,000
Net cash used in operating activities	(60,413)	(155,087)

Cash flows from investing activities:
Purchases of property and equipment	-	(20,000)
Net cash used in investing activities	-	(20,000)

Cash flows from financing activities:
Net proceeds from related party advances	-	86,651
Issuance of common stock for cash	59,965	100,000
Contributed capital		1,000
Net cash provided by financing activities	59,965	187,651
Net change in cash	(448)	12,564
Cash at the beginning of the period	451	2,575
Cash at the end of the period	$3	$15,139

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Conversion of related party advances to common stock	$-	$95,949
Settlement of Debt	$125,000	$-

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Balance Sheets

(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current assets
Cash	$-	$451
Total current assets	-	451

Property and equipment	402,765	402,765
Less: Accumulated depreciation	(5,653)	-
Total property and equipment	397,112	402,765
TOTAL ASSETS	$397,112	$403,216

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$78,420	$24,780
Accounts payable - related party	73,548	129,613
Accrued expenses	187,500	-
Related party advances	10,000	-
Note payable - current	200,000	200,000
Total current liabilities	549,468	354,393
Total liabilities	549,468	354,393

Commitments

Stockholders' equity:
Common stock, $0.001 par value - 100,000,000 share authorized, 73,399,871 and 71,729,871 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	73,400	71,730
Additional paid-in capital	1,921,418	972,466
Accumulated deficit	(2,147,174)	(995,373)
Total stockholders' equity	(152,356)	48,823
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$397,112	$403,216

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31, 2014	For the Three Months Ended December 31, 2013	For the Nine Months Ended December 31, 2014	For the Nine Months ended December 31, 2013

Revenues
Product sales	$-	$-	$117,120	$-
Total revenues	-	-	117,120	-

Cost of products sold	-	-	29,120	-

Gross profit	-	-	88,000	-

Operating expenses:
Selling, general and administrative	53,661	94,804	302,780	250,127
Stock compensation expense	62,500	125,000	952,500	425,000
Depreciation	1,884	-	5,653	-
Total operating expenses	118,045	219,804	1,260,933	675,127

Loss from operations	(118,045)	(219,804)	(1,172,933)	(675,127)

Other (expense)/income
Gain on settlement of debt	21,132	-	21,132	-
Total other (expense)/income	21,132	-	21,132	-

Net loss	$(96,913)	$(219,804)	$(1,151,800)	$(675,127)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic & diluted	73,399,871	71,291,393	72,892,489	70,385,654

See accompanying notes to the financial statements

Patriot Berry Farms, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,151,801)	$(675,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	952,500	425,000
Depreciation	5,653	-
Gain on settlement of debt	(21,132)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	74,772	(14,310)
Accounts payable - related party	68,935	-
Net cash used in operating activities	(71,073)	(264,437)

Cash flows from investing activities:
Blueberry farm acquisition	-	(122,765)
Purchases of property and equipment	-	-
Net cash used in investing activities	-	(122,765)

Cash flows from financing activities:
Net proceeds from related party advances	10,000	88,531
Issuance of common stock for cash	59,965	300,000
Contributed capital	657	1,000
Net cash provided by financing activities	70,622	389,531
Net change in cash	(451)	2,329
Cash at the beginning of the period	451	2,575
Cash at the end of the period	$-	$4,904

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Conversion of related party advances to common stock	$-	$95,949

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Balance Sheets

(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current assets
Cash	$-	$-
Note receivable	25,000	-
Total current assets	25,000	-
Property and equipment	-	402,765
Less: Accumulated depreciation	-	(167,304)
Total property and equipment	-	235,461
TOTAL ASSETS	$25,000	$235,461

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$77,833	$84,892
Accounts payable - related party	128,579	103,548
Accrued expenses	262,500	250,000
Related party advances	10,000	10,000
Note payable - current	-	200,000
Total current liabilities	478,912	648,440
Total liabilities	478,912	648,440

Commitments

Stockholders' equity (deficit):
Common stock, $0.001 par value - 100,000,000 share authorized, 73,399,871 and 73,399,871 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	73,400	73,400
Additional paid-in capital	1,921,455	1,921,455
Accumulated deficit	(2,448,767)	(2,407,834)
Total stockholders' equity (deficit)	(453,912)	(412,979)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$25,000	$235,461

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014

Revenues
Product sales	$-	$117,120
Total revenues	-	117,120

Cost of products sold	-	29,120

Gross profit	-	88,000

Operating expenses:
Selling, general and administrative	39,972	134,577
Stock compensation expense	12,500	750,000
Depreciation	461	1,884
Total operating expenses	52,933	886,461

Loss from operations	(52,933)	(798,461)

Other (expense)/income
Gain on settlement of debt	12,000	-
Total other (expense)/income	12,000	-

Net loss	$(40,933)	$(798,461)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding – basic & diluted	73,399,871	71,884,157

See accompanying notes to the financial statements

Patriot Berry Farms, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(40,933)	$(798,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	12,500	750,000
Depreciation	461	1,884
Impairment	-	-
Gain on settlement of debt	(12,000)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	14,941	615
Accounts payable - related party	25,031	8,935
Net cash used in operating activities	-	(37,027)

Cash flows from financing activities:
Issuance of common stock for cash	-	59,965
Net cash provided by financing activities	-	59,965
Net change in cash	-	22,938
Cash at the beginning of the period	-	451
Cash at the end of the period	$-	$23,389

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Satisfaction of debt on sale of Blueberry Farm	$200,000	$-
Note issuance on sale of Blueberry Farm	$25,000	$-

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Balance Sheets

(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-
Property and equipment	-	402,765
Less: Accumulated depreciation	-	(167,304)
Total property and equipment	-	235,461
TOTAL ASSETS	$-	$235,461

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$79,965	$84,892
Accounts payable - related party	133,579	103,548
Accrued expenses	275,000	250,000
Related party advances	10,000	10,000
Note payable - current	-	200,000
Total current liabilities	498,544	648,440
Total liabilities	498,544	648,440

Commitments

Stockholders' equity: (deficit)
Common stock, $0.001 par value - 100,000,000 share authorized, 73,399,871 and 73,399,871 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	73,400	73,400
Additional paid-in capital	1,921,455	1,921,455
Accumulated deficit	(2,493,399)	(2,407,834)
Total stockholders' equity (deficit)	(498,544)	(412,979)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$235,461

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Six Months Ended September 30, 2015	For the Six Months Ended September 30, 2014

Revenues
Product sales	$-	$-	$-	$117,120
Total revenues	-	-	-	117,120

Cost of products sold	-	-	-	29,120

Gross profit	-	-	-	88,000

Operating expenses:
Selling, general and administrative	32,132	114,542	72,104	249,119
Stock compensation expense	12,500	140,000	25,000	890,000
Depreciation	-	1,885	461	3,769
Total operating expenses	44,632	256,427	97,565	1,142,888

Loss from operations	(44,632)	(256,427)	(97,565)	(1,054,888)

Other (expense)/income
Gain on settlement of debt	-	-	12,000	-
Total other (expense)/income	-	-	12,000	-

Net loss	$(44,632)	$(256,427)	$(85,565)	$(1,054,888)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding – basic & diluted	73,399,871	73,382,480	73,399,871	72,637,412

See accompanying notes to the financial statements

Patriot Berry Farms, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(85,565)	$(1,054,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	25,000	890,000
Depreciation	461	3,769
Gain on settlement of debt	(12,000)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	17,073	61,771
Accounts payable - related party	30,031	38,935
Net cash used in operating activities	(25,000)	(60,413)

Cash flows from investing activities:
Proceeds from sale of blueberry farm	25,000	-
Net cash used in investing activities	25,000	-

Cash flows from financing activities:
Issuance of common stock for cash	-	59,965
Contributed capital	-	-
Net cash provided by financing activities	-	59,965
Net change in cash	-	(448)
Cash at the beginning of the period	-	451
Cash at the end of the period	$-	$3

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Satisfaction of debt on sale of Blueberry Farm	$200,000	$-
Settlement of debt	$-	$125,000
Notes receivable from blueberry farm sale	$(25,000)	$-

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Balance Sheets

(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-
Property and equipment	-	402,765
Less: Accumulated depreciation	-	(167,304)
Total property and equipment	-	235,461
TOTAL ASSETS	$-	$235,461

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$81,123	$84,892
Accounts payable - related party	163,579	103,548
Accrued expenses	287,500	250,000
Related party advances	10,000	10,000
Note payable - current	-	200,000
Total current liabilities	542,202	648,440
Total liabilities	542,202	648,440

Commitments

Stockholders' equity (deficit):
Common stock, $0.001 par value - 100,000,000 share authorized, 73,399,871 and 73,399,871 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	73,400	73,400
Additional paid-in capital	1,921,455	1,921,455
Accumulated deficit	(2,537,057)	(2,407,834)
Total stockholders' equity (deficit)	(542,202)	(412,979)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$235,461

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31, 2015	For the Three Months Ended December 31, 2014	For the Nine Months Ended December 31, 2015	For the Nine Months Ended December 31, 2014

Revenues
Product sales	$-	$-	$-	$117,120
Total revenues	-	-	-	117,120

Cost of products sold	-	-	-	29,120

Gross profit	-	-	-	88,000

Operating expenses:
Selling, general and administrative	31,158	53,661	103,261	302,780
Stock compensation expense	12,500	62,500	37,500	952,500
Depreciation	-	1,884	461	5,653
Total operating expenses	43,658	118,045	141,223	1,260,933

Loss from operations	(43,658)	(118,045)	(141,223)	(1,172,933)

Other (expense)/income
Gain on settlement of debt	-	21,132	12,000	21,132
Total other (expense)/income	-	21,132	12,000	21,132

Net loss	$(43,658)	$(96,913)	$(129,223)	$(1,151,801)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding – basic & diluted	73,399,871	73,399,871	73,399,871	72,892,489

See accompanying notes to the financial statements

Patriot Berry Farms, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(129,223)	$(1,151,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	37,500	952,500
Depreciation	461	5,653
Gain on settlement of debt	(12,000)	(21,132)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	18,231	74,772
Accounts payable - related party	60,031	68,935
Net cash used in operating activities	(25,000)	(71,073)

Cash flows from investing activities:
Proceeds from sale of blueberry farm	25,000	-
Net cash used in investing activities	25,000	-

Cash flows from financing activities:
Net proceeds from related party advances	-	10,000
Issuance of common stock for cash	-	59,965
Contributed capital	-	657
Net cash provided by financing activities	-	70,622
Net change in cash	-	(451)
Cash at the beginning of the period	-	451
Cash at the end of the period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Satisfaction of debt on sale of Blueberry Farm	$200,000	$-
Note receivable from blueberry farm sale	$(25,000)	$-

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Notes to Financial Statements

 (Unaudited)

NOTE 1 - ORGANIZATION

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $3, $0, $0, $0 and $0 in cash as of September 30, December 31, 2014 and June 30, September 30, December 31, 2015, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally seven years.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, December 31 2014 and June 30, September 30, December 31, 2015, the Company has an accumulated deficit of $1,925,261, $1,959,674, $2,186,267, $2,218,399 and $2,249,557, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company is dependent upon, among other things, obtaining additional financing to continue operations. In response to this and other potential problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

In November 2013, the Company acquired an operational blueberry farm in Levy County, Florida, including equipment (“Harmon Blueberry Farm”). In accordance with the terms of the contract the total purchase price was $402,765. The Company paid $122,765 in cash and issued a note for $280,000 (the “Note”).

The Note is non-interest bearing and requires payments of principal in the amount of $20,000 in fourteen (14) equal monthly installments until paid in full. During the quarter ended September 30, December 31, 2014 the Company was unable to make its monthly installment, resulting in a note payable balance of $200,000 and $6,000 penalty fees for the quarters ended September 30 and December 30, 2014.

In April 2015, the Company sold the blueberry farm including equipment at a selling price of $235,000. In addition, the Company and the Buyer entered into a note receivable for $25,000 of the total amount of $235,000 that shall be paid by July 15, 2015. The net proceeds received upon sale of the farm is $4,970, after repaying $200,000 notes payable balance and $5,030 transaction fees incurred. Accordingly, as of June 30, September 30 and December 31, 2015, the outstanding balance of the Note is $0 and the accrued penalty fees were forgiven. During the year ended March 31, 2015, $159,766 in impairment loss was recognized.

Property and equipment consists of the following:

	September 30, 2014	December 31, 2014	June 30, 2015	September 30, 2015	December 31, 2015

Land	$350,000	$350,000	$-	$-	$-
Equipment	52,765	52,765	-	-	-
Total assets acquired	402,765	402,765	-	-	-

Less: Accumulated depreciation	(3,769)	(5,653)	-	-	-

Property and equipment, net	$398,996	397,112	$-	$-	$-

During the quarter ended September 30, December 31, 2014 and June 30, September 30, December 31, 2015, , the Company recorded depreciation expenses of $3,769, $5,653, $461, $461 and $461 respectively.

NOTE 5 - NOTE RECEIVABLE

In April 2015, the Company sold the blueberry farm including equipment at a selling price of $235,000. The Company and the Buyer entered into a note receivable that $25,000 of the total amount of $235,000 shall be paid by the buyer to the Company before or on July 15, 2015 instead of upon closing of the farm sale. The note receivable is non-interest bearing and may be prepaid in whole or in part at any time without penalty. As of June 30, September 30 and December 31, 2015, the receivable balance is $25,000, $0 and $0, respectively.

NOTE 6 - REVENUES

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

The Company had sales of $0 for the three months ended September 30, December 31, 2014 and June 30, September 30, December 31, 2015.

For the six months ended September 30, 2014 and nine months ended December 31, 2014, the Company had sales of $117,120. Sales in connection with the Agreement represented 88% of sales during the six months ended September 30, 2014 and nine months ended December 31, 2014.

NOTE 7 - RELATED PARTY ADVANCES

During the six months ended September 30, and nine months ended December 31, 2013, the Company’s former President advanced $86,651 and $88,531 to fund certain operating expenses. In September 2013, the Company’s board of directors voted to convert $95,949 of the then-existing related party advances balance into shares of its common stock at $0.40 per share, for a total of 239,871 shares of common stock.

As of September 30 and December 31, 2013, the balance of related party advances is $11,432 and $13,312, respectively.

In December 2014, the Company’s President advanced $10,000 to pay the outstanding balance per settlement of the consulting agreement on behalf of the Company. These advances were non-interest bearing, due upon demand and unsecured.

As of September 30, December 31, 2014 and June 30, September 30, December 31, 2015, the balance of related party advances is $0, $10,000, $10,000, $10,000 and $10,000, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Furthermore, the Company entered into a consulting agreement with its former President, whereby the Company agreed to remit $3,000 per month for services rendered on its behalf. In July 2014, the consulting agreement was terminated and the payable balance of $125,000 in stock based compensation was forgiven and recorded in additional paid in capital as contributed capital.

During the three months ended September 30 and December 31, 2013, the Company incurred $30,000 in salaries, $250,000 and $125,000 in stock based compensation to its former President.

During the three months ended September 30, December 31 2014 and June 30, September 30, December 31 2015, the Company incurred total of $0 in salaries and $0 in stock based compensation to its former President.

During the six months ended September 30 and nine months ended December 31, 2013, the Company incurred $60,000 and $90,000 in salaries, $250,000 and $375,000 in stock based compensation to its former President.

During the six months ended September 30 2014, nine months ended December 31 2014, three months ended June 30 2015, six months ended September 30 2015, and nine months ended December 31 2015, the Company incurred total of $0 in salaries and $0 in stock based compensation to its former President.

During the three months ended September 30 and December 31 2013, the Company incurred $0 in salaries and $0, in stock based compensation to its current President.

During the three months ended September 30, December 31, 2014 and June 30, September 30, December 31, 2015, the Company incurred $30,000 in salaries and $0 in stock based compensation to its current President.

During the six months ended September 30, 2014, nine months ended December 31, 2014, three months ended June 30, 2015, six months ended September 30, 2015, and nine months ended December 31, 2015, the Company incurred total of $60,000, $90,000, $30,000, $60,000 and $90,000 in salaries and $750,000, $750,000, $0, $0, and $0 in stock based compensation to its former President, respectively.

As of September 30, December 31, 2014 and June 30, September 30, December 31, 2015, the balance in accounts payable- related party is $43,548, $73,548, $128,579, $133,579 and $163,579.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

In August 2013, the Company issued 200,000 shares of common stock, par value $0.001 for $100,000 cash.

In September 2013, the Company’s board of directors voted to convert $95,949 of related party advances by its President into shares of common stock, par value $0.001 at $0.40 per share, resulting in a total issuance of 239,871 shares of common stock.

In September 2013, the Company’s board of directors voted to issue its former President 250,000 shares of fully vested, issuable common stock as compensation, in addition to any existing compensation agreed to. Further, upon each quarter end beginning September 30, 2013, and continuing for the term of the former President’s employment with the Company, an additional 250,000 shares of the Company’s common stock shall become vested and issuable. Accordingly, the Company has issued 750,000 shares of common stock, par value $0.001 to its former President for compensation of services rendered. These shares have been valued at $0.50 per share and $375,000 has been expensed as stock compensation expense for the year ended March 31, 2014. In addition, the Company incurred $125,000 in stock compensation expense, which represents 250,000 shares of common stock, par value $0.001, earned by the Company’s former President for services rendered during the three month period ended March 31, 2014. These shares have not been issued and, accordingly, the $125,000 has been accrued for as of March 31, 2014 and is recorded in accounts payable – related party.

In September 2013, the Company issued 100,000 shares of its common stock, par value $0.001, to two parties for services rendered. These shares have been valued at $0.50 per share and $50,000 has been expensed as stock compensation expense for the year ended March 31, 2014.

In October 2013, the Company issued 100,000 shares of its common stock, par value $0.001 per share, for $50,000 in cash.

In November 2013, the Company issued 300,000 shares of its common stock, par value $0.001 per share, for $150,000 in cash.

In January 2014, the Company issued 120,000 shares of its common stock, par value $0.001 per share, for $60,000 in cash.

In February 2014, the Company issued 160,000 shares of its common stock, par value $0.001 per share, for $80,000 in cash.

In March 2014, the Company issued 40,000 shares of its common stock, par value $0.001 per share, for $20,000 in cash.

In May 2014, the Company issued 120,000 shares of its common stock, par value $0.001 per share, for $60,000 in cash.

In June 2014, the Company issued 1,500,000 shares of its common stock to its current President, par value $0.001 per share, for the service rendered. These shares have been valued at $0.50 per share and $750,000 has been expensed as stock based compensation for the year ended March 31, 2015.

In August 2014, the Company issued 50,000 shares of its common stock to its consultant, par value $0.001 per share, for the service rendered per consulting agreement. These shares have been valued at $0.30 per share and $15,000 has been expensed as stock based compensation for the year ended March 31, 2015.

As of September 30, December 31, 2014 and June 30, September 30, December 31, 2015, 73,399,871 shares of common stock were issued and outstanding.

NOTE 10 - COMMITMENTS

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

In August 2013, the Company hired a Director of Farming and entered into an agreement, wherein the Company will pay a fee of $5,000 per month to the director for a period of 24 months in exchange for assistance in identifying, underwriting, and negotiating the terms of potential farm acquisitions on the Company’s behalf. Further, the director will assist the Company in the development of its operations and distribution, amongst other responsibilities. Upon the expiration of the initial 24 months of the agreement, the Company will ascertain if an increase in the monthly fee is warranted. In November 2014, the agreement was terminated and settled with $10,000 payment in full satisfaction to the outstanding balance of $24,000.

In December 2013, the Company entered into an agreement with a third-party for a period of six (6) months, wherein the Company will pay a fee of $2,000 per month in exchange for advisory services, including providing information and suggestions for improvement of production systems of berry crops, particularly blueberry, and on farms or properties being considered for purchase by the Company. Accordingly, during the year ended March 31, 2014, the Company had incurred $8,000 pursuant to the terms of the agreement, which amount is included in selling, general and administrative expense. In November 2014, the agreement was terminated and $8,000 payable is still outstanding as of March 31, 2016 and 2015.

During the three months ended September 30, December 31 2014 and 2013, the Company incurred $21,000, $7,000, $13,000 and $24,000 in advisory fees, which amount were included in selling, general and administrative expense and $15,000, $0, $50,000 and $0 in stock based compensation, pursuant to the terms of the agreement, which amount were included in stock based compensation, respectively.

During the six months ended September 30 2014, nine months ended December 31 2014 and six months ended September 30 2013, nine months ended December 31 2013, the Company incurred total of $42,000, $49,000, $13,000 and $37,000 in advisory fees, which amount were included in selling, general and administrative expense and $15,000, $15,000, $50,000 and $50,000 in stock based compensation which amount were included in stock based compensation, respectively.

NOTE 11 – GAIN ON SETTLEMENT OF DEBT

In April 2015, the Company and its note payable holder reached agreement to forgive total of $12,000 accrued penalty expenses.

In December 2014, the Company and two vendors reached a settlement on certain outstanding accounts payable. The vendor forgave total of $21,132 related to previous services provided.

During the three months ended September 30, December 31 2014 and June 30, September 30, December 31 2015, the Company recorded a gain on settlement of accounts payable of $0, $21,132, $12,000, $0 and $0, respectively.

During the six months ended September 30 2014, nine months ended December 31 2014, three months ended June 30 2015, six months ended September 30 2015, and nine months ended December 31 2015, the Company recorded a gain on settlement of accounts payable of $0, $21,132, $12,000, $12,000 and $12,000, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On July 25, 2016, the Company issued 1,000,000 shares of its common stock to its current President, par value $0,001 per share, for the service rendered. These shares have been valued at $0.50 per share for the quarters ended June 30, September 30, and December 31, 2014 and March 31, 2015 and at $0.10 per share for the quarters ended June 30, September 30 and December 31, 2015 and March 31, 2016. The stock compensation was recognized over the service period.

On July 29, 2016, the Company issued 100,000 shares of Company’s common stock to its current President, in consideration to reimburse $10,000 settlement payment that was advanced by its current President on behalf of the Company in December 2014.

On July 7, 2016, the current President advanced $29,000 to pay certain accounts payable on behalf of the Company. On July 29, 2016, the Company issued 290,000 shares of Company’s common stock to its current President to reimburse $29,000 paid on behalf of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016 as a result of the material weakness in internal control over financial reporting discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO framework”).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2016. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies: Lack of segregation of duties in certain accounting and financial reporting processes including the approval and execution of disbursements; The Company’s corporate governance responsibilities are performed by the Board of Directors; we do not have independent Board of Directors, we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, several of our corporate governance functions are not performed concurrent (or timely) with the underlying transaction, evaluation, or recordation of the transaction.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in most development stage companies. We may not be able to fully remediate the material weakness until we commence significant sales of our products at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the years ended March 31, 2016 and March 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the years ended March 31, 2016 and March 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

There were no significant changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position

Daniel Cattlin	28	President, Chief Executive Officer, Secretary, Treasurer, and Director

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

Daniel Cattlin, 28, President, Chief Executive Officer, Secretary, Treasurer, and Director.

Daniel Cattlin brings a new age perspective to the business, with expertise in project and asset management, and a background in corporate finance - this, giving him both the operational and financial understanding to take companies from startup and early development, through to expansion and capital growth within a public environment.

His success in creating business growth and developed began when he started in asset management. Mr. Cattlin worked for a specialist property management firm where he learnt the key factors associated to creating growth within this sector; understanding the financial, legal, and compliance procedures involved, and a master of negotiation, Mr. Cattlin achieved high returns for both his company and his clients, which lead to him successfully managing several multi-million dollar portfolios for investment clients.

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

24

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports for the fiscal year ended March 31, 2016, except that reports were not filed by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

Daniel Cattlin	8	0	8

Item 11: Executive Compensation

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years of 2016, 2015and 2014 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Daniel Cattlin (1)	2016	120,000	-	50,000	-	-	-	-	170,000
President, CEO, Secretary, Treasurer

Daniel Cattlin (1)	2015	120,000	-	1,015,000	-	-	-	-	1,135,000
President, CEO, Secretary, Treasurer

Daniel Cattlin (1)	2014	-	-	-	-	-	-	-	-
President, CEO, Secretary, Treasurer

Alexander	2014	113,955	-	500,000	-	-	-	-	613,955
Houstoun-Boswall (2)
President, CEO

______________

(1)	Daniel Cattlin was appointed as the Company’s President, Chief Executive Officer, Secretary and Treasurer on March 21, 2014.

(2)

Mr. Houstoun-Boswall resigned from his positions as officer and director of the Company on March 21, 2014. Mr. Houstoun-Boswall’s resignation was not a result of any disagreements relating to the Company’s operations, policies or practices. Following his resignation, Mr. Houstoun-Boswall remained as the Company’s Business Development Consultant for a monthly compensation of $3,000 per month until July 2014.

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

Furthermore, the Company entered into a consulting agreement with its former President, whereby the Company agreed to remit $3,000 per month for services rendered on its behalf. In July 2014, the consulting agreement was terminated and the payable balance of $125,000 in stock based compensation was forgiven.

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

On December 24, 2014, the Company terminated its agreement Anthony DiMeo (Director of Farming).

On November 2, 2014, the Company terminated its agreement with Strikly Berry Consulting, LLC.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2016, 2015, 2014 and 2013.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the years ended March 31, 2016, 2015 and 2014.

Outstanding Equity Awards at 2016 2015 2014 Fiscal Year End

There were no outstanding equity awards for the years ended March 31, 2016, 2015 and March 2014.

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

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of this Report are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 74,289,871 shares of our common stock outstanding as of August 23, 2016.

Unless otherwise noted below, the address of the persons and entities listed in the table is c/o Patriot Berry Farms, Inc., 7380 Sand Lake Road, Suite 500, Orlando, Florida 321819.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Daniel Cattlin	38,090,000	51.27%

Directors and executive officers as a group (1 Person)	38,090,000	51.27%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended March 31, 2014 the Company’s former President advanced $90,916 to fund certain operating expenses. In September, 2013, the Company’s board of directors voted to convert $95,949 of the then-existing related party advances balance into shares of its common stock at $0.40 per share, for a total of 239,871 shares of common stock. The related party advances’ balance as of March 31, 2014 totals $15,697 and are to be reimbursed by the Company upon implementation of its planned principal activities and as operating cash flows permit. These advances are non-interest bearing, due upon demand and unsecured.

On June 23, 2014, pursuant to the Cattlin Addendum, the Company agreed to issue, Daniel Cattlin, the sole officer and director of the Company, 1,500,000 shares of Common Stock upon execution of the addendum, and 500,000 shares of Common Stock upon each one year anniversary of the addendum's effective date.

During the three month period ended March 31, 2014, the Company incurred and accrued $125,000 in stock-based compensation, representing the fair value of 250,000 shares Common Stock, payable to Alexander Houstoun-Boswall, the former President of the Company.

On July 7, 2016 the Company’s President advanced $29,000 to fund certain operating expenses. On July 29, 2016, the Company’s board of directors voted to convert $29,000 of the then-existing related party advances balance into shares of its common stock at $0.10 per share, for a total of 290,000 shares of common stock.

On July 25, 2016 pursuant to the Cattlin Addendum, the Company agreed to issue, Daniel Cattlin, the sole officer and director of the Company, 1,000,000 shares of Common Stock.

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

Item 14. Principal Accounting and Fee Services

During the years ended March 31, 2016, March 31, 2015, and March 31, 2104, we engaged LBB & Associates Ltd., LLP, as our independent auditor. For the years ended March 31, 2016, March 31, 2015, and March 31, 2014, we incurred fees as discussed below:

Fiscal Year Ended
	March 31, 2016		March 31, 2015		March 31, 2014

Audit fees		$-		$8,950		$11,000
Audit – related fees	$	Nil	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil	$	Nil
All other fees	$	Nil	$	Nil	$	Nil

PART IV

Item 15. Exhibits

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT BERRY FARMS, INC.

Date: September 7, 2016	By:	/s/ Daniel Cattlin
Daniel Cattlin
President, Chief Executive Officer, Secretary, Treasurer and Director (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 7, 2016	By:	/s/ Daniel Cattlin
Daniel Cattlin
President, Chief Executive Officer, Secretary, Treasurer and Director

