Form 10-Q
period 2016-06-30
Patriot Berry Farms, Inc.
filed 2016-09-13
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of September 13, 2016, there are 74,789,871 shares of common stock outstanding.

 PATRIOT BERRY FARMS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Patriot Berry Farms, Inc.

Index to the Financial Statements (Unaudited)

June 30, 2016

Patriot Berry Farms, Inc.

Balance Sheets

(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets
Cash	$50	$-
Total current assets	50	-
TOTAL ASSETS	$50	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$73,239	$70,965
Accounts payable - related party	223,579	193,579
Accrued expenses - related party	312,500	300,000
Related party advances	10,000	10,000
Total current liabilities	619,318	574,544
Total liabilities	619,318	574,544

Commitments

Stockholders' equity (deficit):
Common stock, $0.001 par value - 100,000,000 share authorized, 73,399,871 shares issued and outstanding at June 30, 2016 and March 31, 2016	73,400	73,400
Additional paid-in capital	1,921,505	1,921,455
Accumulated deficit	(2,614,173)	(2,569,399)
Total stockholders' equity	(619,268)	(574,544)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$50	$-

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2016	2015

Net revenue	$-	$-

Operating expenses:
Selling, general and administrative expenses	32,274	39,972
Stock compensation expense	12,500	12,500
Depreciation	-	461

Total operating expenses	44,774	52,933
Loss from operations	(44,774)	(52,933)
Other (expenses)/Income
Gain on settlement of debt	-	12,000
Total other (expenses)/Income	-	12,000

Net loss	$(44,774)	$(40,933)

Loss per common share - Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	73,399,871	73,399,871

See accompanying notes to the financial statements.

Patriot Berry Farms, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(44,774)	$(40,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	12,500	12,500
Gain on settlement of debt	-	(12,000)
Depreciation	-	461
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,274	14,941
Accounts payable - related party	30,000	25,031
Net cash used in operating activities	-	-
Cash flows from financing activities:
Contributed capital	50	-
Net cash provided by financing activities	50	-
Net change in cash	50	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$50	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Satisfaction of debt on sale of Blueberry Farm	$-	$200,000
Note issuance on sale of Blueberry Farm	$-	$25,000

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ended March 31, 2017.

The Company's 10-K for the year ended March 31, 2016, filed on September 7, 2016, should be read in conjunction with this Report.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $50 and $0 in cash as of June 30, 2016 and March 31, 2016, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2016 and March 31, 2016, the Company has an accumulated deficit of $2,614,173 and $2,569,399, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

NOTE 4 - SALE OF PROPERTY AND EQUIPMENT

In April 2015, the Company sold the blueberry farm including equipment at a selling price of $235,000 to the original seller. The Company and the Buyer entered into a mortgage note for $25,000 of the total $235,000 which shall be paid by the buyer before or on July 15, 2015 instead of upon closing of the sale. The net proceeds received upon sale of the farm is $4,970, after repaying $200,000 notes payable balance and $5,030 transaction fees incurred. During the year ended March 31, 2015, $159,766 in impairment was recognized.

As of June 30, 2016 and March 31, 2016, the Company had no property and equipment.

NOTE 5 - RELATED PARTY ADVANCES

In December 2014, the Company’s President advanced $10,000 to pay the settlement of the outstanding balance of consulting agreement on behalf of the Company. These advances were non-interest bearing, due upon demand and unsecured.

As of June 30, 2016 and March 31, 2016, the balance of related party advances is $10,000 and $10,000 respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

During the three months ended June 30, 2016 and 2015, the Company incurred total of $30,000 and $30,000 in salaries. The Company also incurred $12,500 and $12,500 in stock based compensation during the three month ended June 30, 2016.

As of June 30, 2016 and March 31, 2016, the balance in accounts payable- related party is $223,579 and $193,579.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company did not issue any common stock during the year ended March 31, 2016 and the quarter ended June 30, 2016.

As of June 30, 2016 and March 31, 2016, 73,399,871 shares of common stock were issued and outstanding.

NOTE 8 - GAIN ON SETTLEMENT OF DEBT

During the three months ended June 30, 2016 and June 30, 2015, the Company recorded a gain on settlement of debt of $0 and $12,000, respectively.

NOTE 9 - SUBSEQUENT EVENTS

On July 25, 2016, the Company issued 1,000,000 shares of its common stock to its current President, par value $0.001 per share, for the service rendered. 500,000 shares of common stock have been valued at $0.50 per share for the year ended March 31, 2015 and 500,000 shares of common stock have been valued at $0.10 per share for the year ended March 31, 2016. The stock based compensation expenses were recognized over the service period.

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

On December 24, 2014, the Company terminated its agreement Anthony DiMeo (Director of Farming).

On November 2, 2014, the Company terminated its agreement with Strikly Berry Consulting, LLC.

On April 23, 2015, the Company sold the Morningstar Farm to Douglas and Gail Harmon.

In July 2016, the Company issued 1,000,000 shares of the Company’s common stock to Daniel Cattlin pursuant to the addendum to his employment agreement with the Company dated June 23, 2014.

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

Plan of Operation

On July 7, 2016, the Company received funding from its CEO in order to bring its SEC filings up to date and start seeking investment so that the Company can continue looking for possible acquisitions within the berry market. The CEO has been unable to secure the necessary investment to pursue this option and has since been contacted by a third party who is interested in supporting a rebrand of the Company into the tech sector. Extensive talks have occurred with this third party to potentially vend a software company into Patriot Berry once all its filings are current. The software company in question has developed content filtering software. No Letter of Intent or definitive agreement has been signed with this company and there is no assurance that an agreement will be signed with this company in the future.

There has been a very limited activity within the Company since September 2014 due to the fact that the Company has not been able to secure the necessary financing to sustain its operations.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

Revenues

During the three months ended June 30, 2016, and June 30, 2015, we did not generate any revenues.

Expenses

We incurred operating expenses in the amount of $44,774 during the three months ended June 30, 2016 compared to $52,933 for the corresponding period in 2015. This is due to the $7,698 decrease in selling, general and administrative expenses during the three months ended June 30, 2016 compared to same period in 2015.

Gain on settlement of debt

During the three months ended June 30, 2016, the Company did not incur any gain on settlement of debt. During the three months ended June 30, 2015, the Company had $12,000 in gain on settlement of debt.

Net Loss

We incurred a net loss of $44,774 during the three months ended June 30, 2016, compared to a net loss of $40,933 for the corresponding period in 2015.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related party. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of June 30, 2016, the Company has an accumulated deficit of $2,614,173. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patriot Berry Farms, Inc.

Date: September 13, 2016	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

