Form 10-Q
period 2016-09-30
Cyberfort Software, Inc.
filed 2016-11-21
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-174894

CYBERFORT SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3832726
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

388 Market Street, Suite 1300

San Francisco, CA 94111

(Address of principal executive offices)

(415) 295 4507

(Registrant’s telephone number, including area code)

Patriot Berry Farms, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 17, 2016, there were 85,478,459 shares outstanding of the registrant’s common stock.

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

CERTAIN TERMS USED IN THIS REPORT

All references in this Quarterly Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Cyberfort” and the “Registrant” refer to Cyberfort Software, Inc. unless the context indicates another meaning.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cyberfort Software, Inc.

Index to the Financial Statements (Unaudited)

September 30, 2016

Cyberfort Software, Inc.

Balance Sheets

(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Current assets
Cash	$3,968	$-
Prepaid expenses	9,167	-
Total current assets	13,135	-
TOTAL ASSETS	$13,135	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$88,807	$70,965
Accounts payable - related party	243,579	193,579
Accrued expenses – related party	25,000	300,000
Related party advances	-	10,000
Notes Payable	150,000	-
Total current liabilities	507,386	574,544
Total liabilities	507,386	574,544

Commitments

Stockholders' equity (deficit):
Common stock, $0.001 par value - 100,000,000 share authorized, 85,478,459, 73,399,871 shares issued and outstanding at September 30, 2016 and March 31, 2016	85,478	73,400
Additional paid-in capital	3,156,957	1,921,455
Accumulated deficit	(3,736,686)	(2,569,399)
Total stockholders' equity	494,251	(574,544)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$13,135	$-

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September30,
	2016	2015	2016	2015

Net revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and admin. expenses	91,483	32,132	123,757	72,104
Stock compensation expense	12,500	12,500	25,000	25,000
Depreciation	-	-	-	461
Impairment on Intangible property	1,018,530	-	1,018,530	-

Total operating expenses	1,122,513	44,632	1,167,287	97,565
Loss from operations	(1,122,513)	(44,632)	(1,167,287)	(97,565)
Other (expenses)/Income
Gain on settlement of debt	-	-	-	12,000
Total other (expenses)/Income	-	-	-	12,000

Net loss	$(1,122,513)	$(44,632)	$(1,167,287)	$(85,565)

Loss per common share - Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	74,893,674	73,399,871	74,150,854	73,399,871

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,167,287)	$(85,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	25,000	25,000
Gain on settlement of debt	-	(12,000)
Depreciation	-	461
Impairment of Intangible property	1,018,530	-
Changes in operating assets and liabilities:
Prepaid expenses	(9,167)	-
Accounts payable and accrued expenses	17,842	17,073
Accounts payable - related party	50,000	30,031
Net cash used in operating activities	(65,082)	(25,000)
Cash flows from investing activities:
Proceeds from sale of blueberry farm	-	25,000
Net cash used in investing activities	-	25,000
Cash flows from financing activities:
Net proceeds from related party advances	29,000	-
Issuance of common stock for cash	40,000	-
Contributed capital	50	-
Net cash provided by financing activities	69,050	-
Net change in cash	3,968	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$3,968	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued for service and advances to related party	339,000	-
Assignment of intangible assets	1,018,530	-
Satisfaction of debt on sale of Blueberry Farm	$-	$200,000
Note issuance on sale of Blueberry Farm	$-	$(25,000)

See accompanying notes to the financial statements.

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION

On September 26, 2016, the board of Directors and the majority shareholders of the Patriot Berry Farms, Inc. approved an amendment to the Articles of Incorporation of the Company to change its name from Patriot Berry Farms, Inc to Cyberfort Software, Inc. The name change has been affected prior to the filing of this report. Cyberfort Software, Inc., (“Cyberfort” or the “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc. The main focus of the Company is the development of security software technology. This will result in a total rebranding and change in industry sector which the Company operates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ended March 31, 2017.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $3,968 and $0 in cash as of September 30, 2016 and March 31, 2016, respectively.

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2016 and March 31, 2016, the Company has an accumulated deficit of $3,736,686 and $2,569,399, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

NOTE 4 - INTANGIBLE ASSETS

On September 20, 2016, the Company entered into an Assignment Agreement with Ferlin Corp. to assume a Purchase and Sale Agreement between Ferlin Corp and Mistrin Pty, Ltd. that results in the Company effectively purchasing the title, rights, and interest to a software application, (including the source code) in exchange for various consideration. Under the Assignment and the assumed Purchase and Sale Agreement with Mistrin, the Company has assumed a Note Payable to Mistrin for $150,000, will issue 10,688,588 shares of common stock, valued at $0.085 per share, to the seller, assignor, and various individuals, and received $40,000. Consequently, the Company has recorded intangible property related to the transaction of $1,018,530. The Company has not fully issued all the required shares of common stock at this time. They will issue the shares as soon as practicable. However, the Company has treated all shares as issued and outstanding within these financial statement.

Per the Purchase and Sale Agreement, the Company was required to make a $50,000 payment related to the assumed Note Payable on September 25, 2016. As of the date of this filing the Company has yet to make the required payment and is in Material Breach of said agreement. Additionally, the Purchase and Sale Agreement obligates the Company to hire several identified individuals, fund $10,000 of marketing and development cost per month, and migrate the acquired technology into an Enterprise Class security software product prior to being able to begin the effort of generating revenue. The Company is in negotiations with the Assignor and Seller to amend the various agreements to enable the Company to raise additional funds in order for the Company to accomplish the execution of its current business plan. There are no guarantees that the Company will be able to renegotiate the agreements, raise the required funds, or successfully execute its business plan.

Consequently, the Company has determined that the newly acquired intangible property’s value is impaired as of September 30, 2016, due to the material breach and significant uncertainties related to its business plan and has written off the entire value of the intangible property at that date.

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

NOTE 5 - RELATED PARTY ADVANCES

In December 2014, the Company’s President advanced $10,000 to pay the settlement of the outstanding balance of consulting agreement on behalf of the Company. In July 2016, the Company’s President advanced $29,000 to pay the accounts payables on behalf of the Company. These advances were non-interest bearing, due upon demand and unsecured.

On July 29, 2016, the Company issued 390,000 shares of Company’s common stock to its current President to reimburse $39,000 paid on behalf of the Company.

As of September 30, 2016 and March 31, 2016, the balance of related party advances is $0 and $10,000 respectively.

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

For both periods ended September 30, 2016 and 2015, the Company incurred total of $60,000 in salaries and $25,000 in stock based compensation.

As of September 30, 2016 and March 31, 2016, the balance in accounts payable- related party is $243,579 and $193,579.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

On July 29, 2016, the Company issued 100,000 shares of Company’s common stock to its current President, in consideration to reimburse $10,000 settlement payment that was advanced by its current President on behalf of the Company in December 2014.

On September 20, 2016, the Company issued 1,970,588 shares of its common stock, par value $0.001, to Ferlin Corp for Assignment of the Purchase and Sale Agreement and $40,000 cash as further discussed in Note 4 - Intangible Assets. The Company has not fully issued all the required shares of common stock at this time. They will issue the shares as soon as practicable. However, the Company has treated all shares as issued and outstanding within these financial statement.

On September 27, 2016, the Company issued 8,718,000 shares of its common stock at a value of $0.085 per share as further discussed in Note 4 - Intangible Assets. The Company has not fully issued all the required shares of common stock at this time. They will issue the shares as soon as practicable. However, the Company has treated all shares as issued and outstanding within these financial statement.

As of September 30, 2016 the Company has legally committed or issued and outstanding 85,478,459 and at March 31, 2016, the Company has 73,399,871 shares of common stock issued and outstanding.

NOTE 8 - GAIN ON SETTLEMENT OF DEBT

During the period ended September 30, 2015, the Company recorded a gain on settlement of $12,000.

NOTE 9 - COMMITMENTS

On September 28, 2016, the Company entered into four consulting agreements with a consultants to act in the role of Technology Development Manager, Chief Technology Officer, Corporate Development Officer, and Advisory Director and to provide consulting services. The term of the agreements shall be one year and shall be a rolling contract until terminated or extended. The Company shall issue each consultant a total of 200,000 shares of common stock per annum to a total of 800,000 shares per annum. The consulting agreements can be terminated after 90 days by either party for any reason and the consultant is entitled to receive the entire consideration.

As of September 30, 2016, the Company has reflected it issuance of all committed shares related to the consulting agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by Cyberfort Systems, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

Cyberfort Software, Inc., formerly Patriot Berry Farms, Inc (“Cyberfort” or the “Company”). was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc.). On December 27, 2012, a change in control occurred as a director of the Company purchased 54,400,000 shares of common stock of the Company. On January 28, 2013, the Company changed its name to Patriot Berry Farms, Inc.

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

On April 23, 2015, the Company sold the Morningstar Farm to Douglas and Gail Harmon.

The Company is based in San Francisco, California, with principal executive offices located at 388 Market Street, Suite 1300, San Francisco, California 94111 and our telephone number is (415) 295 4507.

Plan of Operation

The company’s overall plan is to identify and acquire potential technologies, positioning itself to deal with the various and increasing cyber threats through innovative protection technologies for mobile, personal and business tech devices, stretching across a number of the available platforms.

There has been a very limited activity within the Company since September 2014 due to the fact that the Company has not been able to secure the necessary financing to sustain its operations.

Results of Operations

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues

During the three months ended September 30, 2016 and 2015, we did not generate any revenues.

Expenses

We incurred operating expenses in the amount of $1,122,513 during the three months ended September 30, 2016 compared to $44,632 for the corresponding period in 2015. This is due to an impairment of intangible property of $1,018,513 during the three months ended September 30, 2016 compared to same period in 2015.

Net Loss

We incurred a net loss of $1,122,513 during the three months ended September 30, 2016, compared to a net loss of $44,632 for the corresponding period in 2015.

For the Six Months Ended September 30, 2016 Compared to the Six Months Ended September 30, 2015

Revenue

During the six months ended September 30, 2016 and 2015, we did not generate any revenues.

Expenses

We incurred operating expenses in the amount of $1,167,287 during the six months ended September 30, 2016 compared to $97,565 for the corresponding period in 2015. This is mainly due to an impairment of intangible property of $1,018,530 during the six months ended September 30, 2016 compared to same period in 2015.

Gain on settlement of debt

During the six months ended September 30, 2015, the Company had $12,000 in gain on settlement of debt.

Net Loss

We incurred a net loss of $1,167,287 during the six months ended September 30, 2016, compared to a net loss of $85,565 for the corresponding period in 2015.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related party. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of September 30, 2016, the Company has an accumulated deficit of $3,736,686. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet as of September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 4 for information related to Convertible Notes Payable. Other than the information presented in Note 4, or those previously reported in a Current Report on Form 8-K, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2016.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 20, 2016, the Company entered into an Assignment Agreement with Ferlin Corp., to assume a Purchase and Sale Agreement between Ferlin Corp and Mistrin Pty, Ltd. that results in the Company effectively purchasing the title, rights, and interest to a software application,(including the source code) in exchange for various consideration. Under the Assignment and the assumed Purchase and Sale Agreement with Mistrin, the Company has assumed a Note Payable to Mistrin for $150,000, will issue 10,688,588 shares of common stock to the seller, assignor, and various individual, and received $40,000. Consequently, the Company has recorded intangible property related to the transaction of $1,018,530.

Per the Purchase and Sale Agreement, the Company was required to make a $50,000 payment related to the assumed Note Payable on September 25, 2016. As of the date of this filing the Company has yet to make the required payment and is in Material Breach of said agreement. Additionally, the Purchase and Sale Agreement obligates the Company to hire several identified individuals, fund $10,000 of marketing and development cost per month, and migrate the acquired technology into an Enterprise Class security software product prior to being able to begin the effort of generating revenue. The Company is in negotiations with the Assignor and Seller to amend the various agreements to enable the Company to raise additional funds in order for the Company to accomplish the execution of its current business plan. There are not guarantees that the Company will be able to renegotiate the agreements, raise the required funds, or successfully execute its business plan.

Consequently, the Company has determined that the newly acquired intangible property’s value is impaired as of September 30, 2016, due to the material breach and significant uncertainties related to its business plan and has written off the entire value of the intangible property at that date.

On September 28, 2016, the Company entered into four consulting agreements with consultants to act in the role of Technology Development Manager, Chief Technology Officer, Corporate Development Officer, and Advisory Director. The term of each agreement shall be one year and shall be a rolling contract until terminated or extended. The Company shall issue each consultant a total of 200,000 shares of common stock per annum to a total of 800,000 shares per annum.

On October 18, 2016, the Company filed an amendment to its Articles of Incorporation with the State of Nevada and changed its name from Patriot Berry Farms, Inc. to Cyberfort Software, Inc.

On November 15, 2016, the Financial Industry Regulatory Authority announced the Company's name and symbol change and it effective November 16, 2016. The Company will trade under its new name, Cyberfort Software, Inc. under the symbol CYBF.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description

3.1	Amendment to the Articles of Incorporation, dated October 18, 2016.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberfort Software, Inc.

Date: November 21, 2016	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

