Form 10-Q/A
period 2016-09-30
Cyberfort Software, Inc.
filed 2016-11-22
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 22, 2016, there were 85,478,459 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016. Other than this Explanatory Note, no other changes were made to this Report.

In addition, the Company is providing Exhibits 10.1 -10.4 to the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description

10.1	Consulting Agreement between Company and Krishna Kumar, dated September 28, 2016

10.2	Consulting Agreement between Company and Tomas Mistrik, dated September 28, 2016

10.3	Consulting Agreement between Company and Greg Drazenovic, dated September 30, 2016

10.4	Consulting Agreement between Company and Harish Doddala, dated September 30, 2016

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

__________

*	In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberfort Software, Inc.

Date: November 22, 2016	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

4