Form 10-Q
period 2016-12-31
Cyberfort Software, Inc.
filed 2017-02-21
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

As of January 31, 2017, there were 85,759,911 shares outstanding of the registrant’s common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cyberfort Software, Inc.

Index to the Financial Statements (Unaudited)

December 31, 2016

Cyberfort Software, Inc.

Balance Sheets

(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Current assets
Cash	$26	$-
Prepaid expenses	6,667	-
Total current assets	6,693	-
TOTAL ASSETS	$6,693	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$110,144	$70,965
Accounts payable – related party	287,079	193,579
Accrued expenses – related party	37,500	300,000
Related party advances	-	10,000
Notes Payable	150,000	-
Total current liabilities	584,723	574,544
Total liabilities	584,723	574,544

Commitments

Stockholders' deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 85,759,911 and 73,399,871 shares issued and outstanding at December 31, 2016 and March 31, 2016	85,760	73,400
Additional paid-in capital	3,186,615	1,921,455
Accumulated deficit	(3,850,405)	(2,569,399)
Total stockholders' deficit	(578,030)	(574,544)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$6,693	$-

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Net revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and admin. expenses	101,219	31,158	224,976	103,262
Stock compensation expense	12,500	12,500	37,500	37,500
Depreciation	-	-	-	461
Impairment on intangible property	-	-	1,018,530	-

Total operating expenses	113,719	43,658	1,281,006	141,223
Loss from operations	(113,719)	(43,658)	(1,281,006)	(141,223)
Other (expenses)/income
Gain on settlement of debt	-	-	-	12,000
Total other (expenses)/income	-	-	-	12,000

Net loss	$(113,719)	$(43,658)	$(1,281,006)	$(129,223)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding - basic and diluted	85,649,143	73,399,871	77,997,554	73,399,871

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,281,006)	$(129,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	37,500	37,500
Gain on settlement of debt	-	(12,000)
Depreciation	-	461
Impairment of intangible property	1,018,530	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,667)	-
Accounts payable and accrued expenses	39,179	18,231
Accounts payable - related party	93,500	60,031
Net cash used in operating activities	(98,964)	(25,000)
Cash flows from investing activities:
Proceeds from sale of blueberry farm	-	25,000
Net cash provided by investing activities	-	25,000
Cash flows from financing activities:
Net proceeds from related party advances	29,000	-
Issuance of common stock for cash	69,940	-
Contributed capital	50	-
Net cash provided by financing activities	98,990	-
Net change in cash	26	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$26	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued for service and advances to related party	$339,000	$-
Assignment of intangible assets	$1,018,530	$-
Satisfaction of debt on sale of blueberry Farm	$-	$200,000
Note issuance on sale of blueberry Farm	$-	$(25,000)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended December 31, 2016, are not necessarily indicative of the results that may be expected for the year ended March 31, 2017.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $26 and $0 in cash as of December 31, 2016 and March 31, 2016, respectively.

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2016 and March 31, 2016, the Company has an accumulated deficit of $3,850,405 and $2,569,399, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Per the Purchase and Sale Agreement, the Company was required to make a $50,000 payment related to the assumed Note Payable on September 25, 2016. As of the date of this filing the Company has yet to make the required payment and is in Material Breach of said agreement. Additionally, the Purchase and Sale Agreement obligates the Company to hire several identified individuals, fund $10,000 of marketing and development cost per month, and migrate the acquired technology into an Enterprise Class security software product prior to being able to begin the effort of generating revenue. During the nine month ended December 31, 2016, the Company incurred $32,000 marketing and development expenses.

The Company is in negotiations with the Assignor and Seller to amend the various agreements to enable the Company to raise additional funds in order for the Company to accomplish the execution of its current business plan. There are no guarantees that the Company will be able to renegotiate the agreements, raise the required funds, or successfully execute its business plan.

Consequently, the Company determined that the acquired intangible property’s value was impaired as of September 30, 2016, due to the material breach and significant uncertainties related to its business plan and has written off the entire value of the intangible property at that date.

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

As of December 31, 2016 and March 31, 2016, the balance of related party advances is $0 and $10,000 respectively.

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

For both periods ended December 31, 2016 and 2015, the Company incurred total of $90,000 in salaries and $37, 500 in stock based compensation.

As of December 31, 2016 and March 31, 2016, the balance in accounts payable - related party is $287,079 and $193,579.

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

On October 27, 2016, the Company issued 86,928 shares of its common stock for cash proceeds of $9,975.

On November 3, 2016, the Company issued 106,684 shares of its common stock for cash proceeds of $9,975.

On November 17, 2016, the Company issued 87,840 shares of its common stock for cash proceeds of $9,990.

As of December 31, 2016 the Company has legally committed or issued and outstanding 85,759,911 and at March 31, 2016, the Company has 73,399,871 shares of common stock issued and outstanding.

NOTE 8 - GAIN ON SETTLEMENT OF DEBT

During the period ended December 31, 2015, the Company recorded a gain on settlement of $12,000.

NOTE 9 - COMMITMENTS

On September 28, 2016, the Company entered into four consulting agreements with consultants to act in the role of Technology Development Manager, Chief Technology Officer, Corporate Development Officer, and Advisory Director and to provide consulting services as part of the Purchase and Sale Agreement with Mistrin (See Note 4). The term of the agreements shall be one year and shall be a rolling contract until terminated or extended. The Company shall issue each consultant a total of 200,000 shares of common stock per annum to a total of 800,000 shares per annum. The consulting agreements can be terminated after 90 days by either party for any reason and the consultant is entitled to receive the entire consideration.

The Company has reflected it’s issuance of all committed shares related to the consulting agreements as part of the consideration paid pursuant to the Purchase and Sale Agreement with Mistrin (See Note 4).

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

 On April 23, 2015, the Company sold the Morningstar Farm to Douglas and Gail Harmon.

On September 20, 2016, the Company signed an agreement to purchase the intangible property called Vivio. Vivio is an iOS 10 app (available on iTunes) that allows the user to experience the web the way it is supposed to be, faster and cleaner, but without compromising their online safety. Vivio not only removes ads from the websites you visit in Safari, it also saves you data traffic costs up to 50% and makes your battery lasts longer as a result. The acquisition of this software affirms Cyberforts repositioning into the cybersecurity sector.

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

Results of Operations

For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Revenues

During the three months ended December 31, 2016 and 2015, we did not generate any revenues.

Expenses

We incurred operating expenses in the amount of $113,719 during the three months ended December 31, 2016 compared to $43,658 for the corresponding period in 2015. This is primarily due to the increase of $29,672 for professional fees incurred related to regulatory reporting and $30,000 marketing and development expense during the three months ended December 31, 2016 compared to same period in 2015.

Net Loss

We incurred a net loss of $113,719 during the three months ended December 31, 2016, compared to a net loss of $43,658 for the corresponding period in 2015.

For the Nine Months Ended December 31, 2016 Compared to the Nine Months Ended December 31, 2015

Revenue

During the nine months ended December 31, 2016 and 2015, we did not generate any revenues.

Expenses

We incurred operating expenses in the amount of $1,281,006 during the nine months ended December 31, 2016 compared to $141,223 for the corresponding period in 2015. This is mainly due to an impairment of intangible property of $1,018,530, $76,049 for professional fees incurred related to regulatory reporting and $32,000 marketing and development expense during the nine months ended December 31, 2016 compared to same period in 2015.

Gain on settlement of debt

During the nine months ended December 31, 2015, the Company had $12,000 in gain on settlement of debt.

Net Loss

We incurred a net loss of $1,281,006 during the nine months ended December 31, 2016, compared to a net loss of $129,223 for the corresponding period in 2015.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related party. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of December 31, 2016, the Company has an accumulated deficit of $3,850,405. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 27, 2016, the Company issued 86,928 shares of its common stock for cash proceeds of $9,975.

On November 3, 2016, the Company issued 106,684 shares of its common stock for cash proceeds of $9,975.

On November 17, 2016, the Company issued 87,840 shares of its common stock for cash proceeds of $9,990.

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

Consequently, the Company determined that the acquired intangible property’s value impaired as of September 30, 2016, due to the material breach and significant uncertainties related to its business plan and has written off the entire value of the intangible property at that date.

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

Cyberfort Software, Inc.

Date: February 21, 2017	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

