Form 10-K
period 2017-03-31
Cyberfort Software, Inc.
filed 2018-01-29
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

CYBERFORT SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Commission File Number: 333-174894

Nevada	38-3832726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

388 Market Street, Suite 1300 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 295 4507

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no active public trading market as of the last business day of the Company’s first fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of January 24, 2018, the registrant had 85,759,911 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporate by reference: None.

 CYBERFORT SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

Except for historical information, this document contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that “we expect,” “we anticipate,” “we intend,” “we believe,” and similar language. We caution that any forward-looking statement made by us in this Form 10-K or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements.

In this Report, unless otherwise noted or as the context otherwise requires: “the Company,” “we,” “us,” “our,” and “Cyberfort” refers to Cyberfort Software, Inc.

PART I

Item 1. Business.

Cyberfort Software, Inc., formerly Patriot Berry Farms, Inc. (“Cyberfort Software” or the “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc. From January 2013 until September 2016, the Company, under the name of Patriot Berry Farms, Inc. was in the business of acquiring and establishing profitable berry farms throughout the United States. The main focus of the Company was on blueberry production with a secondary focus on strawberry and raspberry production. Since September 2016, the Company has pursued opportunities in the cybersecurity technology business sector.

On September 26, 2016, the board of directors and the majority shareholders of the Patriot Berry Farms, Inc. approved an amendment to the Articles of Incorporation of the Company to change its name from Patriot Berry Farms, Inc. to Cyberfort Software, Inc. to support the total rebranding and change in sector for the Company.

On December 27, 2012, a change in control occurred as an officer and director of the Company purchased 54,400,000 shares of common stock of the Company’s common stock, par value $0.001 per share (the “Common Stock”), of which 19,200,000 shares were subsequently voluntarily cancelled for no consideration.

On January 28, 2013, the Board of Directors and majority shareholders approved an amendment to the Articles of Incorporation of the Company to change its name to Patriot Berry Farms, Inc.

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

On April 23, 2015, the Company sold the Morningstar Farm to Douglas and Gail Harmon.

On September 20, 2016, Patriot Berry Farms, Inc. (the “Company”), and Ferlin Corp. (“Ferlin”) entered into an Assignment Agreement pursuant to which Ferlin assigned to the Company all of Ferlin’s right, title, and interest in the Vivio application, including the Vivio Source Code Application (ie., 18,277 lines of iOS) (the “Application”) in exchange for common stock of the Company. The Company shall issue to Ferlin one million five hundred thousand (1,500,000) shares of the Company’s common stock (“Shares”), as follows:

1.	Seven hundred and fifty thousand (750,000) Shares upon the Effective Date of the Assignment Agreement; and

2.	Seven hundred and fifty thousand (750,000) Shares upon transfer of title of the Application to Assignee.

Ferlin and Mistrin PTY, LTD (“Mistrin”) entered into that certain Purchase Agreement dated June 6, 2016 (the “Purchase Agreement”) pursuant to which Ferlin acquired the interest in the Application.

Ferlin previously paid to Mistrin the first two payments, totaling fifty thousand dollars ($50,000) that were due under the Section 3 of the Purchase Agreement. The Company has agreed to pay the remaining payments in accordance with the Assignment Agreement as follows:

1.	Fifty thousand dollars ($50,000) on or before September 26, 2016;

2.	Fifty thousand dollars ($50,000) on or before December 25, 2016, and

3.	Fifty thousand dollars ($50,000) on or before March 18, 2017.

Additionally, the Purchase Agreement requires the Company to provide $10,000 per calendar month for marketing and development of the enterprise code.

As of the date of filing, the company has not made any of the required payments and is behind on development payments. The Company is in the process of amending the Purchase Agreement with Mistrin, which will restructure the remaining payments and ensure all obligations are fulfilled.

Pursuant to the Assignment Agreement the Company will now focus its business in the development of the Application and related technology.

Description of Business

Vivio is an iOS 9 app that allows the user to experience the web the way it is supposed to be, faster and cleaner, but without compromising their online safety. Vivio not only removes ads from the websites you visit in Safari, Google Chrome Extension, and Mozilla Firefox, it also saves the user’s data traffic and data traffic costs up to 50% and makes the user’s battery lasts longer as a result.

The Vivio enterprise suite will include a range of privacy centric, data/bandwith optimizations and permission based controls for companies to ensure the safety of devices used by their employee’s to safeguard against advertising malware and usage options. Some of the features will feature current Vivio technology provided in the consumer version with enterprise made enhancements which will include:

•	ad blocking (enhanced malware detection)

•	privacy protection

•	reduction of data costs and bandwidth usage

•	faster website browsing

•	better battery performance

•	cloud based ad blocking rule updates

•	url blocking with the ability to optimize preferences on a company basis

•	cloud based management suite to send application for download to employee’s enabling visibility on device usage, browsing and a range of analytical tools

•	API to integrate into existing mobile enterprise management companies, who can add on Vivio’s proprietary ad blocking engine to their suite of features

Employees

The Company’s sole employee is Daniel Cattlin, its sole officer and director. Our officer and director is responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

Available Information

We electronically file certain documents with the Securities and Exchange Commission (the SEC). We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. From time-to-time, we may also file registration statements and related documents in connection with equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 388 Market Street, Suite 1300, San Francisco, CA 94111. Our telephone number is (415) 295-4707. This property is being rented on a month to month basis.

Item 3. Legal Proceedings

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

(a) Market Information

The Company’s common stock is currently quoted on OTC Markets Pink under the symbol “CYBF”. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQX. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Fiscal Year 2016	High		Low

First Quarter		$0.10		$0.10
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

Fiscal Year 2017	High	Low

First Quarter	$0.136	$0.10
Second Quarter	$0.1845	$0.10
Third Quarter	$0.30	$0.10
Fourth Quarter	$0.10	$0.084

(b) Holders

As of January 24, 2018, there were 20 record holders of shares of the Company's common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Transfer Agent

Our transfer agent is Empire Stock Transfer Inc. Located at 1859 Whitney Mesa Dr. Henderson, NV 89014

Recent Sales of Unregistered Securities

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

On September 20, 2016, the Company issued 1,220,588 shares of its common stock, par value $0.001, to Ferlin Corp for Assignment of the Purchase and Sale Agreement and $40,000 cash.

On September 27, 2016, the Company issued 8,718,000 shares of its common stock at a value of $0.085 per to Mistrin Pty, Ltd and others related to the acquisition of the Vivio Application and source code.

On October 27, 2016, the Company issued 86,928 shares of its common stock for cash proceeds of $10,000.

On November 3, 2016, the Company issued 106,684 shares of its common stock for cash proceeds of $10,000.

On November 17, 2016, the Company issued 87,840 shares of its common stock for cash proceeds of $10,000.

On January 9, 2017, the Company issued 32,895 shares of its common stock for cash proceeds of $10,000.

On February 17, 2017, the Company issued 22,522 shares of its common stock for cash proceeds of $10,000.

On February 17, 2017, the Company issued 45,025 shares of its common stock for cash proceeds of $20,000.

On March 7, 2017, the Company issued 72,464 shares of its common stock for cash proceeds of $20,000.

As of March 31, 2017 and 2016 there were 85,759,911 and 73,399,871 shares of common stock issued and outstanding, respectively.

On December 12, 2017, the Company issued 500,000 shares of its common stock, par value $0.001, to Alexander Houstoun-Boswall pursuant to a board of director’s vote dated September 16, 2013.

On December 12, 2017, the Company issued 750,000 shares of its common stock, par value $0.001, to Ferlin Corp for Assignment of the Purchase and Sale Agreement dated September 20, 2016.

On June 12, 2017, the Company issued 117,647 shares of its common stock for cash proceeds of $4,000.

On July 3, 2017, the Company issued 73,332 shares of its common stock for cash proceeds of $2,200.

The above issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Rule 10B-18 Transactions

During the year ended March 31, 2017, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

Overview

Cyberfort Software, Inc. (“Cyberfort Software” or the “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc.). From January 2013, until September 2016, the Company was in the business of acquiring and establishing profitable berry farms throughout the United States. The main focus of the Company was on blueberry production with a secondary focus on strawberry and raspberry production. Since September 2016, the Company has pursued opportunities in the cybersecurity technology business sector. The Company plans to acquire potential technologies, positioning itself to deal with the various and increasing cyber threats through innovative protection technologies for mobile, personal and business tech devices, stretching across a number of the available platforms.

On September 26, 2016, the board of directors and the majority shareholders of the Patriot Berry Farms, Inc. approved an amendment to the Articles of Incorporation of the Company to change its name from Patriot Berry Farms, Inc. to Cyberfort Software, Inc. to support the total rebranding and change in sector for the company.

On September 20, 2016, Company and Ferlin Corp. (“Ferlin”) entered into an Assignment Agreement pursuant to which Ferlin assigned to the Company all of Ferlin’s right title and interest in the Vivio application, including the Vivio Source Code Application (ie., 18,277 lines of iOS) (the “Application”) in exchange for common stock of the Company. The Company shall issue to Ferlin one million five hundred thousand (1,500,000) shares of the Company’s common stock (“Shares”), as follows:

1.	Seven hundred and fifty thousand (750,000) Shares upon the Effective Date of the Assignment Agreement; and

2.	Seven hundred and fifty thousand (750,000) Shares upon transfer of title of the Application to Assignee.

Ferlin and Mistrin PTY, LTD (“Mistrin”) entered into that certain Purchase Agreement dated June 6, 2016 (the “Purchase Agreement”) pursuant to which Ferlin acquired the interest in the Application.

Ferlin has previously paid to Mistrin the first two payments, totaling fifty thousand dollars ($50,000) that were due under the Section 3 of the Purchase Agreement. The Company has agreed to pay the remaining payments in accordance with the Assignment Agreement as follows:

1.	Fifty thousand dollars ($50,000) on or before September 26, 2016;

2.	Fifty thousand dollars ($50,000) on or before December 25, 2016, and

3.	Fifty thousand dollars ($50,000) on or before March 18, 2017.

Additionally, the Purchase Agreement requires the company to provide $10,000 per calendar month for marketing and development of the enterprise code.

As of the date of filing, the company has not made any of the required payments and is behind on development payments. The Company is in the process of amending the Purchase Agreement with Mistrin, which will restructure the remaining payments and ensure all obligations are fulfilled.

Description of Business

Vivio is an iOS 9 app that allows users to experience the web the way it is supposed to be, faster and cleaner, but without compromising their online safety. Vivio not only removes ads from the websites you visit in Safari, Google Chrome Extension and Mozilla Firefox it also saves you data traffic and data traffic costs up to 50% and results in longer battery life.

The Vivio enterprise suite will include a range of privacy centric, data/bandwith optimizations and permission based controls for companies to ensure the safety of devices used by their employee’s to safeguard against advertising malware and usage options. Some of the features will feature current Vivio technology provided in the consumer version with enterprise made enhancements which will include:

•	ad blocking (enhanced malware detection)

•	privacy protection

•	reduction of data costs and bandwidth usage

•	faster website browsing

•	better battery performance

•	cloud based ad blocking rule updates

•	url blocking with the ability to optimize preferences on a company basis

•	cloud based management suite to send application for download to employee’s enabling visibility on device usage, browsing and a range of analytical tools

•	API to integrate into existing mobile enterprise management companies, who can add on Vivio’s proprietary ad blocking engine to their suite of features

Plan of Operation

The company’s overall plan is to identify and acquire potential technologies, positioning itself to deal with the various and increasing cyber threats through innovative protection technologies for mobile, personal and business tech devices, stretching across a number of the available platforms. The Company plans to concentrate on completing the final development stage and marketing of the Vivio app.

Results of Operations

Comparison of the year ended March 31, 2017 and 2016

Revenues

During the year ended March 31, 2017 and 2016, we generated no revenues.

Operating Expenses

We incurred operating expenses in the amount of $1,349,149 during the year ended March 31, 2017 compared to $173,565 for the year ended March 31, 2016. The increase in net operating expenses is due primarily to the acquisition of the company’s new technology and business focus change. These include approximately $102,000 in professional fees regarding audit and legal costs for meeting corporate restructuring, intellectual property acquisition and public filing requirements, $42,000 in business development, marketing and web development costs and $1,018,530 expensed for the acquired intangible technology due to default of various requirements in the Purchase and Sale Agreement.

Net Other Gain (Loss)

We had net other gains during the year ended March 31, 2017 of $0 compared to $12,000 for the year ended March 31, 2016 related to a gain on settlement of a debt.

Net Loss

We incurred a net loss of $1,349,149 during the year ended March 31, 2017 compared to a net loss of $161,565 for the year ended March 31, 2016. The increase in net loss is primarily due to costs incurred regarding the Vivio intellectual property acquisition and the impairment of the technology due to default of various requirements in the Purchase and Sale Agreement.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $1,349,149 as of March 31, 2017, a working capital deficit of $646,113 and accumulated deficit of $3,918,548 at March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in our operating activities during the year ended March 31, 2017 was $154,626 as compared to $25,000 for the same period ended March 31, 2016 and increase of $129,000. This increase is due to the Net Loss less non-cash items of Stock Compensation and Technology impairment and the increase in liabilities from the prior period.

Net cash provided by investing activities in the years ending March 31, 2017 and 2016 was $0 and $25,000, respectively. In 2016, the Company sold a berry farm and received cash proceeds of $25,000.

Net cash provided by financing activities in the year ended March 31, 2017 was $159,050 as compared to $0 for the same period ended March 31, 2016. This increase is due to subscription agreements and common stock issued for cash in the year ended March 31, 2017 while having no equity issued for cash in 2016.

We are a technology driven company. We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern. The growth and development of our business will require significant amounts of additional working capital. There is no certainty that the Company will be able to raise the amount of funds needed or at a price that it finds acceptable. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2017, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

 Cyberfort Software, Inc.

Index to the Financial Statements

March 31, 2017 and 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cyberfort Software, Inc.

We have audited the accompanying consolidated balance sheets of Cyberfort Software, Inc. as of March 31, 2017 and 2016, and the related consolidated statements of operations, statement of stockholders’ equity (deficit) and statement of cash flows for each of the years in the two year period ended March 31, 2017. Cyberfort Software Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberfort Software, Inc. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cyberfort Software, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Cyberfort Software suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas

January 22, 2018

Cyberfort Software, Inc.

Balance Sheets

	March 31, 2017	March 31, 2016
ASSETS
Current assets
Cash	$4,424	$-
Prepaid expenses	4,167	-
Total current assets	8,591	-
TOTAL ASSETS	$8,591	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$107,925	$70,965
Accrued expense	286,779	193,579
Stock Payable	110,000	300,000
Related party advances	-	10,000
Notes Payable	150,000	-
Total current liabilities	654,704	574,544
Total liabilities	654,704	574,544

Commitments

Stockholders' deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 85,759,911 and 73,399,871 shares issued and outstanding at March 31, 2017 and March 31, 2016	85,760	73,400
Additional paid-in capital	3,186,675	1,921,455
Accumulated deficit	(3,918,548)	(2,569,399)
Total stockholders' deficit	(646,113)	(574,544)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$8,591	$-

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

	For the Years Ended
	March 31,
	2017	2016

Net revenue	$-	$-

Operating expenses:
General and admin. expenses	280,619	123,104
Stock compensation expense	50,000	50,000
Depreciation	-	461
Impairment on intangible property	1,018,530	-

Total operating expenses	1,349,149	173,565
Loss from operations	(1,349,149)	(173,565)
Other (expenses)/income
Gain on settlement of debt	-	12,000

Net loss	$(1,349,149)	$(161,565)

Loss per common share - basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding - basic and diluted	79,911,560	73,399,871

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

 Statement of Stockholders’ Equity (Deficit)

					Total
			Additional	Accumulated	Stockholders'
	Common Stock		Paid-In	Deficit	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance March 31, 2015	73,399,871	73,400	1,921,455	(2,407,834)	(412,979)
Net loss for the year ended March 31, 2016	-	-	-	(161,565)	(161,565)
Balance March 31, 2016	73,399,871	73,400	1,921,455	(2,569,399)	(574,544)

Issuance of common stock for officer compensation	1,000,000	1,000	299,000		300,000
Issuance of common stock for officer reimbursement	390,000	390	38,610		39,000
Issuance of common stock for acquisition	10,218,000	10,218	858,312		868,530
Issuance of common stock for cash related to acquisition	470,588	471	39,529		40,000
Issuance of common stock for cash	281,452	281	29,719		30,000
Contributed Capital by officer			50		50
Net loss for the year ended March 31, 2017				(1,349,149)	(1,349,149)
Balance March 31, 2017	85,759,911	85,760	3,186,675	(3,918,548)	(646,113)

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

	Years Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,349,149)	$(161,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	50,000	50,000
Gain on settlement of debt	-	(12,000)
Depreciation	-	461
Loss on sale of assets	-	159,766
Impairment of technology	1,018,530	-
Changes in operating assets and liabilities:
Prepaid expenses	(4,167)	-
Accounts payable	130,160	98,104
Accrued expenses	-
Net cash used in operating activities	(154,626)	(25,000)
Cash flows from investing activities:
Proceeds from sale of blueberry farm	-	25,000
Net cash provided by investing activities	-	25,000
Cash flows from financing activities:
Note Payable – related party	29,000	-
Issuance of common stock for cash	70,000	-
Contributed Capital	50	-
Stock Subscription Payable	60,000	-
Net cash provided by financing activities	159,050	-
Net change in cash	4,424	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$4,424	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued for service and advances from related party	$339,000	$-
Stock and debt issued to acquire intangible assets	$1,018,530	$-
Satisfaction of debt on sale of blueberry Farm	$-	$200,000
	$-	$-

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Notes to the Financial Statements

NOTE 1 - ORGANIZATION

Cyberfort Software, Inc. (formerly known as Patriot Berry Farms, Inc.) (Cyberfort or “The “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc. On September 26, 2016, the board of directors and the majority shareholders of the Patriot Berry Farms, Inc. approved an amendment to the Articles of Incorporation of the Company to change its name from Patriot Berry Farms, Inc. to Cyberfort Software, Inc. Cyberfort is in the business of developing, marketing, and acquiring software security technology.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,424 and $0 in cash as of March 31, 2017 and 2016, respectively.

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

RECLASSIFICATION

For comparability, certain prior year amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2017. The reclassifications have no impact on net loss.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2017 and 2016, the Company has an accumulated deficit of $3,918,548 and $2,569,399. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

NOTE 4 - PROPERTY AND EQUIPMENT

In fiscal 2014, the Company acquired an operational blueberry farm for $402,765, including equipment. The Company paid $122,765 in cash and issued a Note Payable for $280,000. During fiscal 2015, the Company defaulted on the Note Payable and took an impairment loss of $159,766 related to the farm.

In April 2015, the Company sold the blueberry farm, including equipment, at a selling price of $235,000 to the original seller. The Company and the Buyer entered into a mortgage note for $25,000 out of the total $235,000 which was paid by the Buyer on July 15, 2015. The net proceeds of the sale of the farm were used to repay the $200,000 balance of the Note Payable and the related transaction cost. As of March 31, 2016, the outstanding balance of the Note Payable is $0 and the accrued penalty fees of $12,000 was forgiven. During fiscal 2016, the Company recorded depreciation expense of $461.

NOTE 5 - INTANGIBLE ASSETS

On September 20, 2016, the Company entered into an Assignment Agreement with Ferlin Corp. to assume a Purchase and Sale Agreement between Ferlin Corp and Mistrin Pty, Ltd. that results in the Company effectively purchasing the title, rights, and interest to a software application, (including the source code) in exchange for various consideration. Under the Assignment and the assumed Purchase and Sale Agreement with Mistrin, the Company has assumed a non-interest bearing, unsecured Note Payable to Mistrin for $150,000, will issue 10,688,588 shares of common stock, valued at $0.085 per share, to the seller, assignor, and various individuals, and received $40,000. Consequently, the Company has recorded intangible property related to the transaction of $1,018,530. The Company has not fully issued all the required shares of common stock as of March 31, 2017. They will issue the shares as soon as practicable. However, the Company has treated all shares as issued and outstanding within these financial statements.

Per the Purchase and Sale Agreement, the Company was required to make a $50,000 payment related to the assumed Note Payable on September 25, 2016. As of the March 31, 2017, the note payable is past due and the Company has yet to make the required payment and is in Material Breach of said agreement. Additionally, the Purchase and Sale Agreement obligates the Company to hire several identified individuals, fund $10,000 of marketing and development cost per month, and migrate the acquired technology into an Enterprise Class security software product prior to being able to begin the effort of generating revenue. During the year ended March 31, 2017, the Company incurred $34,000 marketing and development expenses.

The Company is in negotiations with the Assignor and Seller to amend the various agreements to enable the Company to raise additional funds in order for the Company to accomplish the execution of its current business plan. There are no guarantees that the Company will be able to renegotiate the agreements, raise the required funds, or successfully execute its business plan.

Consequently, the Company determined that the acquired intangible property’s value was impaired as of September 30, 2016, due to the material breach and significant uncertainties related to its business plan and has written off the entire value of the intangible property at that date. However, the company intends to continue to its efforts to develop the Applications technology and execute its current business plan.

NOTE 6 - RELATED PARTY ADVANCES

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

As of March 31, 2017 and March 31, 2016, the balance of related party advances is $0 and $10,000 respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

On July 29, 2016, the Company issued 290,000 shares of Company’s common stock to its current President as reimburse $29,000 paid on behalf of the Company.

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

On October 27, 2016, the Company issued 86,928 shares of its common stock for cash proceeds of $10,000.

On November 3, 2016, the Company issued 106,684 shares of its common stock for cash proceeds of $10,000.

On November 17, 2016, the Company issued 87,840 shares of its common stock for cash proceeds of $10,000.

The Company has received cash capital contributions of $60,000 under Subscription Agreements to issue 172,996 shares of common stock; however, as of March 31, 2017, the Agreements have not been executed by the investors and the common stock has not been issued.

Under the employment agreement with the CEO, the Company is required to grant shares of restricted stock after each anniversary date. At March 31, 2017, the company has accrued a stock payable for shares earned but not issued of $50,000. The number of shares will be determined based upon market value of the stock at the point in time of issuance.

As of March 31, 2017 and 2016 there were 85,759,911 and 73,399,871 shares of common stock issued and outstanding, respectively.

NOTE 8 - COMMITMENTS

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

NOTE 9 - GAIN ON SETTLEMENT OF DEBT

During the year ended March 31, 2016, the Company recorded a gain on settlement of accounts payable of $12,000.

NOTE 10 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax assets, consisting of net operating loss carryforwards and intangible assets, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2017 and 2016, respectively, under ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The Company is subject to United States income taxes at a rate of 34%. Operating loss carry forwards totaled approximately $1,785,000 and $1,504,000, as of March 31, 2017 and 2016, respectively, and will begin to expire in 2032. Deferred tax assets of approximately $953,200 and $511,500, respectively, were offset by a valuation allowance.

Actual income tax expense for the years ended March 31, 2017 and 2016 is reconciled from the amount computed by applying the U.S. federal income tax rate of 34% to losses before income taxes as follows:

	2017	2016

Expected tax benefit	(458,700)	(55,000)
Reconciling items:
Permanent Differences Stock compensation	(17,000)	17,000
Change in Valuation Allowance	441,700	38,000

Total tax expense	$-	$-

NOTE 11 - SUBSEQUENT EVENTS

On July 3, 2017, the Company issued 73,332 shares of its common stock for cash proceeds of $2,200.

On June 12, 2017, the Company issued 117,647 shares of its common stock for cash proceeds of $4,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures. –

(a) Evaluation of Disclosure and Control Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting.

Certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including: (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

(b) Managements’ Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.

Internal control over financial reporting cannot provide absolute assurance of achieving their objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Due to their inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. It is possible to design safeguards to reduce, but not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and Principal Financial Officer have concluded that, as of March 31, 2017, our internal controls over financial reporting were not effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, which provides that issuers that are not an “accelerated filer” or “large accelerated filer” are exempt from the requirement to provide an auditor attestation report.

(c) Changes to Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of all of the directors and executive officers of the Company and the positions they hold as of the date hereof. The directors of the Company will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position

Daniel Cattlin	29	President, Chief Executive Officer, Secretary, Treasurer, and Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Daniel Cattlin, 29, President, Chief Executive Officer, Secretary, Treasurer, and Director.

Daniel Cattlin brings a new age perspective to the business, with expertise in project and asset management, and a background in corporate finance - this, giving him both the operational and financial understanding to take companies from startup and early development, through to expansion and capital growth within a public environment.

His success in creating business growth and developed began when he started in asset management. In 2006 Mr. Cattlin started work for a specialist property management firm where he learnt the key factors associated to creating growth within this sector; understanding the financial, legal, and compliance procedures involved, and a master of negotiation, Mr. Cattlin achieved high returns for both his company and his clients, which lead to him successfully managing several multi-million dollar portfolios for investment clients.

Mr. Cattlin then went on to work at a Financial Advisory in 2008 for four years, where he specialized in Corporate Finance, Mr. Cattlin helped his clients deal with the source of funding and the capital structure of their corporation, as well as the actions that their managers should take to increase the value of the firm to the shareholders.

In 2012 Mr. Cattlin then worked for The NextGen Series, an elite European soccer tournament in an Operations Management role, ensuring financial and operational targets were met; in turn, the tournament was huge a success. The tournament was aired globally to millions of viewers, and included the largest, multi-billion dollar, soccer teams in the world, teams such as: Barcelona (champions of the Spanish La Liga) and Manchester City (champions of the English Premier League)

Most recently, Mr. Cattlin was employed as a writer and Sub-Editor for The Sun, the United Kingdom’s most read newspaper.

As of the date of this Report, there has not been any material plan, contract or arrangement (whether or not written) to which any of our officers or directors are a party in connection with their appointments as officers or directors of the Company.

Family Relationships

Since Daniel Cattlin is the sole officer and director of the Company. Therefore, there are no other family relationships among any of our directors or executive officers.

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

Compensation of Directors

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

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years

Item 11: Executive Compensation

Compensation of Officers

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Daniel Cattlin	2016	120,000	-	50,000	-	-	-	-	170,000
President, CEO, Secretary, Treasurer

Daniel Cattlin	2017	120,000	-	50,000	-	-	-	-	170,000
President, CEO, Secretary, Treasurer

Employment Agreements

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of the date of this Report by:

●	Each of our directors;

●	Each of our named executive officers;

●	All of our directors and executive officers as a group; and

●	Each person known by us to beneficially own more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of this Report are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 85,759,911 shares of our common stock outstanding as of January 24, 2018.

Unless otherwise noted below, the address of the persons and entities listed in the table is c/o Cyberfort Software, Inc., 388 Market Street, Suite 1300, San Francisco, CA 94111.

Name and Address of Beneficial Owners (1), (2)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Daniel Cattlin	38,090,000	44.64%
Mistrin PTY LTD	7,618,000	8.93%
(1) Directors and executive officers as a group (1 Person)	38,090,000	44.64%
(2) Beneficial Owner of more than 5% of our common stock (1 Person)	7,618,000	8.93%

Changes in Control

We are not aware of any arrangements that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accounting and Fee Services

During the years ended March 31, 2017 and March 31, 2016, we engaged LBB & Associates Ltd., LLP, as our independent auditor. For the years ended March 31, 2017 and March 31, 2016, we incurred fees as discussed below:

	Fiscal Year Ended
	March 31, 2017		March 31, 2016

Audit fees		$10,500		$9,250
Audit – related fees		$8,000		$7,000
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

PART IV

Item 15. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Amendment to Articles of Incorporation, dated January 28, 2013 (3)

3.4	Certificate of Amendment to Articles of Incorporation, dated October 18, 2016 **

10.1	Employment Agreement between the Company and Daniel Cattlin, dated March 21, 2014 **

10.2	Addendum to Employment Agreement between the Company and Daniel Cattlin, dated June 23, 2014 **

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

____________

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 15, 2011
(2)	Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2013
(3)	Incorporated by reference to the Form 8-A12G filed on April 10, 2013
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERFORT SOFTWARE, INC.

Date: January 24, 2018	By:	/s/ Daniel Cattlin
Daniel Cattlin
President, Chief Executive Officer, Secretary, Treasurer and Director (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 24, 2018	By:	/s/ Daniel Cattlin
Daniel Cattlin
President, Chief Executive Officer, Secretary, Treasurer and Director

