Form 10-Q
period 2017-06-30
Cyberfort Software, Inc.
filed 2018-02-12
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

As of February 9, 2018, there were 85,759,911 shares outstanding of the registrant’s common stock.

Documents incorporate by reference: None.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cyberfort Software, Inc.

Index to the Financial Statements (Unaudited)

June 30, 2017

Cyberfort Software, Inc.

Balance Sheets

(Unaudited)

	June 30, 2017	March 31, 2017
ASSETS
Current assets
Cash	$23	$4,424
Prepaid expenses	1,667	4,167
Total current assets	1,690	8,591
TOTAL ASSETS	$1,690	$8,591

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$111,034	$107,925
Accrued expenses	308,880	286,779
Stock payable	126,500	110,000
Related party advances	-	-
Notes Payable	150,000	150,000
Total current liabilities	696,414	654,704
Total liabilities	696,414	654,704

Commitments

Stockholders' deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 85,759,911 and 85,759,911 shares issued and outstanding at June 30, 2017 and March 31, 2017	85,760	85,760
Additional paid-in capital	3,186,675	3,186,675
Accumulated deficit	(3,967,159)	(3,918,548)
Total stockholders' deficit	(694,724)	(646,113)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,690	$8,591

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2017	2016

Net revenue	$-	$-

Operating expenses:
Selling, general and admin. expenses	36,111	32,274
Stock compensation expense	12,500	12,500
Depreciation	-	-
Impairment on intangible property	-	-

Total operating expenses	48,611	44,774
Loss from operations	(48,611)	(44,774)
Other (expenses)/income
Gain on settlement of debt	-	-
Total other (expenses)/income	-	-

Net loss	$(48,611)	$(44,774)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	85,759,911	73,399,871

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(48,611)	$(44,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	12,500	12,500
Impairment of intangible property	-	-
Changes in operating assets and liabilities:
Prepaid expenses	2,500	-
Accounts payable and accrued expenses	25,210	32,274
Stock Payable	4,000	-
Net cash used in operating activities	(4,401)	-
Cash flows from financing activities:
Contributed capital	-	50
Net cash provided by financing activities	-	50
Net change in cash	(4,401)	50
Cash at the beginning of the period	4,424	-
Cash at the end of the period	$23	$50

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ended March 31, 2018.

The Company's 10-K for the year ended March 31, 2017, filed on January 26, 2018, should be read in conjunction with this Report.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,424 and $23 in cash as of March 31, 2017 and June 30, 2017, respectively.

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

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

RECLASSIFICATION

For comparability, certain prior year amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in June 2017. The reclassifications have no impact on net loss.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2017 and March 31, 2017, the Company has an accumulated deficit of $3,967,159 and $3,918,548, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company has received cash capital contributions of $64,000 under Subscription Agreements to issue 290,553 shares of common stock; however, as of June 30, 2017, the Agreements have not been executed by the investors and the common stock has not been issued.

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

Under the employment agreement with the CEO, the Company is required to grant shares of restricted stock after each anniversary date. At June 30, 2017 and March 31, 2017, the company has accrued a stock payable for share earned but not issued of $126,500 and $110,000, respectively. The number of shares will be determined based upon market value of the stock at the point in time of issuance.

As of June 30, 2017 and March 31, 2017 there were 85,759,911 shares of common stock issued and outstanding, respectively.

NOTE 7 - COMMITMENTS

On September 28, 2016, the Company entered into four consulting agreements with consultants to act in the role of Technology Development Manager, Chief Technology Officer, Corporate Development Officer, and Advisory Director and to provide consulting services as part of the Purchase and Sale Agreement with Mistrin (See Note 5). The term of the agreements shall be one year and shall be a rolling contract until terminated or extended. The Company shall issue each consultant a total of 200,000 shares of common stock per annum to a total of 800,000 shares per annum. The consulting agreements can be terminated after 90 days by either party for any reason and the consultant is entitled to receive the entire consideration.

The Company has reflected its issuance of all committed shares related to the consulting agreements as part of the consideration paid pursuant to the Purchase and Sale Agreement with Mistrin (See Note 4).

NOTE 8 – SUBSEQUENT EVENTS

On July 3, 2017, the Company agreed to issue 73,332 shares of its common stock for cash proceeds of $2,200 upon completion of the Subscription Agreement.

On October 4, 2017, the Company entered into a convertible loan agreement for $12,500 with an interest rate of 8% per annum and a maturity date of October 3, 2018. The loan is convertible into the Company’s common stock at the FMV at the date of conversion.

On November 10, 2017, the Company entered into a convertible loan agreement for $5,466 with an interest rate of 8% per annum and a maturity date of November 9, 2018. The loan is convertible into the Company’s common stock at the FMV at the date of conversion.

On November 24, 2017, the Company entered into a convertible loan agreement for $1,700 with an interest of 8% per annum and a maturity date of November 23, 2018. The loan is convertible into the Company’s common stock at the FMV at the date of conversion.

On December 14, 2017, the Company entered into a convertible loan agreement for $13,300 with an interest rate of 8% per annum and a maturity date of December 13, 2018. The loan is convertible into the Company’s common stock at the FMV at the date of conversion.

On January 24, 2018, the Company entered into a convertible loan agreement for $3,000 with an interest rate of 8% per annum and a maturity date of January 23, 2019. The loan is convertible into the Company’s common stock at the FMV at the date of conversion.

The Company CEO, Daniel Cattlin, advanced the Company $1,000 on October 24, 2017.

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

Description of Business

Vivio is an iOS 9 app that allows users to experience the web the way it is supposed to be, faster and cleaner, but without compromising their online safety. Vivio not only removes ads from the websites you visit in Safari, Google Chrome Extension, and Mozilla Firefox, it also saves the user’s data traffic and data traffic costs up to 50% and results in longer battery life.

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

Results of Operations

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues

During the three months ended June 30, 2017 and 2016, we did not generate any revenues.

Operating Expenses

We incurred operating expenses in the amount of $48,611 during the three months ended June 30, 2017 compared to $44,774 for the corresponding period in 2016. This is primarily due to the increase of $3,836 for fees associated with the Company’s listing on OTCQB and office expenses during the three months ended June 30, 2017 compared to same period in 2016.

Net Loss

We incurred a net loss of $48,611 during the three months ended June 30, 2017, compared to a net loss of $44,774 for the corresponding period in 2016.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $48,611 as of June 30, 2017, a working capital deficit of $694,724 and accumulated deficit of $3,967,159 at June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in our operating activities during the three months ended June 30, 2017 was $(4,401) as compared to $-0- for the same period ended June 30, 2016 an increase of $4,401. This increase is due to the upgrading the Company’s listing on the OTCQB and administrative costs.

Net cash provided by financing activities during the three months ending June 30, 2017 and 2016 was $0 and $50, respectively.

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

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of June 30, 2017, the Company has an accumulated deficit of $3,967,159. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2017. including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 12, 2017, the Company agreed to issue 117,647 shares of its common stock for cash proceeds of $4,000 received upon completion of the Subscription Agreement by the investor.

On July 3, 2017, the Company agreed to issue 73,332 shares of its common stock for cash proceeds of $2,200 received upon completion of the Subscription Agreement by the investor.

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

Cyberfort Software, Inc.

Date: February 9, 2018	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

