Form 10-Q
period 2017-09-30
Cyberfort Software, Inc.
filed 2018-02-20
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 12, 2018, there were 85,759,911 shares outstanding of the registrant’s common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cyberfort Software, Inc.

Index to the Financial Statements (Unaudited)

September 30, 2017

Cyberfort Software, Inc.

Balance Sheets

(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Current assets
Cash	$180	$4,424
Prepaid expenses	-	4,167
Total current assets	180	8,591
TOTAL ASSETS	$180	$8,591

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$111,518	$107,925
Accrued expenses	338,879	286,779
Stock payable	141,200	110,000
Related party advances	525	-
Notes Payable	150,000	150,000
Total current liabilities	742,122	654,704
Total liabilities	742,122	654,704

Commitments

Stockholders’ deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 85,759,911 and 85,759,911 shares issued and outstanding at September 30, 2017 and March 31, 2017	85,760	85,760
Additional paid-in capital	3,186,675	3,186,675
Accumulated deficit	(4,014,377)	(3,918,548)
Total stockholders’ deficit	(741,942)	(646,113)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$180	$8,591

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and admin. expenses	34,718	91,483	70,829	123,757
Stock compensation expense	12,500	12,500	25,000	25,000
Impairment on intangible property	-	1,018,530	-	1,018,530

Total operating expenses	47,218	1,122,513	95,829	1,167,287
Loss from operations	(47,218)	(1,122,513)	(95,829)	(1,167,287)

Other (expenses)/income	-	-	-	-
Total other (expenses)/income	-	-	-	-

Net loss	$(47,218)	$(1,122,513)	$(95,829)	$(1,167,287)

Loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average common shares outstanding - basic and diluted	85,759,911	74,893,674	85,759,911	74,150,854

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(95,829)	$(1,167,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	25,000	25,000
Impairment of intangible property	-	1,018,530
Changes in operating assets and liabilities:
Prepaid expenses	4,167	(9,167)
Accounts payable and accrued expenses	55,693	17,842
Stock Payable	6,200	50,000
Net cash used in operating activities	(4,769)	(65,082)
Cash flows from financing activities:
Proceeds from related party advances	525	29,000
Issuance of common stock for cash	-	40,000
Contributed capital	-	50
Net cash provided by financing activities	525	69,050

Net change in cash	(4,244)	3,968
Cash at the beginning of the period	4,424	-
Cash at the end of the period	$180	$3,968

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued as repayment for advances from related party	$-	$339,000
Assignment of intangible assets	$-	$1,108,530

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ended March 31, 2018.

The Company’s 10-K for the year ended March 31, 2017, filed on January 26, 2018, should be read in conjunction with this Report.

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

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

RECLASSIFICATION

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in September 2017. The reclassifications have no impact on net loss.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2017 and March 31, 2017, the Company has an accumulated deficit of $4,014,377 and $3,918,548, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Per the Purchase and Sale Agreement, the Company was required to make payments totaling $150,000 related to the assumed Note Payable prior to March 18, 2017. This Note Payable is non-interest bearing. As of September 30, 2017, the Company has not made the required payments. Additionally, the Purchase and Sale Agreement obligates the Company to hire several identified individuals, fund $10,000 of marketing and development cost per month, and migrate the acquired technology into an Enterprise Class security software product prior to being able to begin the effort of generating revenue. The Company has not complied with any of the above obligations and is in Material Breach of Purchase and Sale Agreement.

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

On September 25, 2017, the Company’s CEO advanced $525 to the Company. The advance is due on-demand and is non-interest bearing.

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

The Company has received cash capital contributions of $66,200 under Subscription Agreements to issue 363,885 shares of common stock; however, as of September 30, 2017, the Agreements have not been executed by the investors and the common stock has not been issued.

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

Under the employment agreement with the CEO, the Company is required to grant shares of restricted stock after each anniversary date. At September 30, 2017 and March 31, 2017, the company has accrued a stock payable for shares earned but not issued of $75,000 and $50,000, respectively. The number of shares will be determined based upon market value of the stock at the point in time of issuance.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 4, 2017, the Company entered into a convertible loan agreement for $12,500 with an interest rate of 8% per annum and a maturity date of October 3, 2018. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

On November 10, 2017, the Company entered into a convertible loan agreement for $5,466 with an interest rate of 8% per annum and a maturity date of November 9, 2018. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

On November 24, 2017, the Company entered into a convertible loan agreement for $1,700 with an interest of 8% per annum and a maturity date of November 23, 2018. The loan is convertible into the Company’s common stock at the market value on at the date of conversion.

On December 14, 2017, the Company entered into a convertible loan agreement for $13,300 with an interest rate of 8% per annum and a maturity date of December 13, 2018. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

On January 24, 2018, the Company entered into a convertible loan agreement for $3,000 with an interest rate of 8% per annum and a maturity date of January 23, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

On October 24, 2017, the Company’s CEO advanced $1,000 to the Company. The advance is due on demand and is non-interest bearing.

On February 13, 2018, the Company entered into a convertible loan agreement for $11,000 with an interest rate of 8% per annum and a maturity date of February 12, 2019. The loan is convertible into the Company’s common stock at the FMV at the date of conversion.

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

Overview

Cyberfort Software, Inc. (“Cyberfort Software” or the “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc. From January 2013 until September 2016, the Company was in the business of acquiring and establishing profitable berry farms throughout the United States. The main focus of the Company was on blueberry production with a secondary focus on strawberry and raspberry production. Since September 2016, the Company has pursued opportunities in the cybersecurity technology business sector. The Company plans to acquire potential technologies, positioning itself to deal with the various and increasing cyber threats through innovative protection technologies for mobile, personal and business tech devices, stretching across a number of the available platforms.

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

Description of Business

Vivio is an iOS 9 app that allows users to experience the web the way it is supposed to be, faster and cleaner, but without compromising their online safety. Vivio not only removes ads from the websites visited in Safari, Google Chrome Extension, and Mozilla Firefox, it also saves the user’s data traffic and data traffic costs up to 50% and results in longer battery life.

The Vivio enterprise suite will include a range of privacy centric, data/bandwith optimizations and permission based controls for companies to ensure the safety of devices used by their employees to safeguard against advertising malware and usage options. Some of the features will feature current Vivio technology provided in the consumer version with enterprise made enhancements which will include:

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

Business Location

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

Results of Operations

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues

During the three months ended September 30, 2017 and 2016, we did not generate any revenues.

Operating Expenses

We incurred operating expenses in the amount of $47,218 during the three months ended September 30, 2017 compared to $1,122,513 for the corresponding period in 2016. This is mainly due to an impairment of intangible property of $1,018,530 and professional fees incurred related to regulatory reporting of $52,500 during the three months ended September 30, 2016 which did not reoccur in the same period in 2017.

Net Loss

We incurred a net loss of $47,218 during the three months ended September 30, 2017, compared to a net loss of $1,122,513 for the corresponding period in 2016.

For the Six Months Ended September 30, 2017 Compared to the Six Months Ended September 30, 2016

Revenue

During the six months ended September 30, 2017 and 2016, we did not generate any revenues.

Operating Expenses

We incurred operating expenses in the amount of $95,829 during the six months ended September 30, 2017 compared to $1,167,287 for the corresponding period in 2016. This is mainly due to an impairment of intangible property of $1,018,530 and professional fees incurred related to regulatory reporting of $52,500 during the six months ended September 30, 2016 which did not reoccur in the same period in 2017.

Net Loss

We incurred a net loss of $95,829 during the six months ended September 30, 2016, compared to a net loss of $1,167,287 for the corresponding period in 2016.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $95,829 at September 30, 2017, a working capital deficit of $741,942 and accumulated deficit of $4,014,377 at September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in our operating activities during the six months ended September 30, 2017 was $4,769 as compared to $65,082 for the same period ended September 30, 2016, a decrease of $60,313. This decrease of cash used was due to a reduction in costs associated with the Company’s acquisition in the 2016 period which were non-reoccurring one time charges.

Net cash provided by financing activities during the six months ending September 30, 2017 was $525 as compared to $69,050 for the same period ended September 30, 2016. This decrease resulted from less cash received from the issuance of common stock and related party advances during the six months ended September 30, 2016.

We are a technology driven company. We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern. The growth and development of our business will require significant amounts of additional working capital. There is no certainty that the Company will be able to raise the amount of funds needed or at a price that it finds acceptable. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

Since its inception, the Company has financed its cash requirements from the sale of common stock and advances from related party. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of September 30, 2017, the Company has an accumulated deficit of $4,014,377. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2017, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On July 3, 2017 the Company agreed to issue 73,332 shares of its common stock for cash proceeds of $2,200 received upon completion of the subscription agreement by the investor.

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

______________

*	In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberfort Software, Inc.

Date: February 15, 2018	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

