Form 10-Q
period 2017-12-31
Cyberfort Software, Inc.
filed 2018-02-20
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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

As of February 19, 2018, there were 85,759,911 shares outstanding of the registrant’s common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cyberfort Software, Inc.

Index to the Financial Statements (Unaudited)

December 31, 2017

Cyberfort Software, Inc.

Balance Sheets

(Unaudited)

	December 31, 2017	March 31, 2017
ASSETS
Current assets
Cash	$12,748	$4,424
Prepaid expenses	-	4,167
Total current assets	12,748	8,591
TOTAL ASSETS	$12,748	$8,591

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$108,314	$107,925
Accrued expenses	369,149	286,779
Stock payable	153,700	110,000
Related party advances	1,525	-
Convertible Notes Payable	32,966	-
Notes Payable	150,000	150,000
Total current liabilities	815,654	654,704
Total liabilities	815,654	654,704

Commitments

Stockholders' deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 85,759,911 and 85,759,911 shares issued and outstanding at December 31, 2017 and March 31, 2017	85,760	85,760
Additional paid-in capital	3,186,675	3,186,675
Accumulated deficit	(4,075,341)	(3,918,548)
Total stockholders' deficit	(802,906)	(646,113)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$12,748	$8,591

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Net revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and admin. expenses	48,194	101,219	119,023	224,976
Stock compensation expense	12,500	12,500	37,500	37,500
Impairment on intangible property	-	-	-	1,018,530

Total operating expenses	60,694	113,719	156,523	1,281,006
Loss from operations	(60,694)	(113,719)	(156,523)	(1,281,006)
Other (expenses)/income
Interest Expense	270	-	270	-
Total other (expenses)/income	(270)	-	(270)	-

Net loss	$(60,964)	$(113,719)	$(156,793)	$(1,281,006)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding - basic and diluted	85,759,911	85,649,143	85,759,911	77,997,554

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(156,793)	$(1,281,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	37,500	37,500
Impairment of intangible property	-	1,018,530
Changes in operating assets and liabilities:
Prepaid expenses	4,167	(6,667)
Accounts payable and accrued expenses	82,759	70,179
Stock Payable	6,200	62,500
Net cash used in operating activities	(26,167)	(98,964)
Cash flows from financing activities:
Proceeds from related party advances	1,525	29,000
Net proceeds from convertible notes payable	32,966	-
Issuance of Common Stock for Cash	-	69,940
Contributed capital	-	50
Net cash provided by financing activities	34,491	98,990

Net change in cash	8,324	26
Cash at the beginning of the period	4,424	-
Cash at the end of the period	$12,748	$26

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued as repayment for advances from related party	$-	$339,000
Assignment of intangible assets	$-	$1,108,530

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2017, are not necessarily indicative of the results that may be expected for the year ended March 31, 2018.

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

RECLASSIFICATION

For comparability, certain prior year amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in December 2017. The reclassifications have no impact on net loss.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2017 and March 31, 2017, the Company has an accumulated deficit of $4,075,341 and $3,918,548, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Per the Purchase and Sale Agreement, the Company was required to make payments totaling $150,000 related to the assumed Note Payable prior to March 31, 2017. This Note Payable is non-interest bearing. As of December 31, 2017, the Company has not made the required payments. Additionally, the Purchase and Sale Agreement obligates the Company to hire several identified individuals, fund $10,000 of marketing and development cost per month, and migrate the acquired technology into an Enterprise Class security software product prior to being able to begin the effort of generating revenue. The Company has not complied with any of the above obligations and is in Material Breach of the Purchase and Sale Agreement.

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

NOTE 6 – NOTES PAYABLE

The Company assumed a non-interest bearing Note Payable of $150,000 with a maturity date of March 18, 2017 as a part of the acquisition of the Vivio App in September 2016. As of December 31, 2017, the Company has not made any payments on this Note and is in default. The Company is negotiating with the Note holder to amend the Note’s terms.

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

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

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

The Company has received cash capital contributions of $66,200 under Subscription Agreements to issue 363,885 shares of common stock; however, as of December 31, 2017, the Agreements have not been executed by the investors and the common stock has not been issued.

Under the employment agreement with the CEO, the Company is required to grant shares of restricted stock after each anniversary date. At December 31, 2017 and March 31, 2017, the company has accrued a stock payable for shares earned but not issued of $87,500 and $50,000, respectively. The number of shares will be determined based upon market value of the stock at the point in time of issuance.

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

NOTE 9 – SUBSEQUENT EVENTS

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

Business Location

The Company is based in San Francisco, California, with principal executive offices located at 388 Market Street, Suite 1300, San Francisco, California 94111 and our telephone number is (415) 295-4507.

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

Results of Operations

For the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Revenues

During the three months ended December 31, 2017 and 2016, we did not generate any revenues.

Operating Expenses

We incurred operating expenses in the amount of $60,694 during the three months ended December 31, 2017 compared to $113,719 for the corresponding period in 2016. This difference of $53,025, is primarily due to the increased start-up costs related to the acquisition of the Company’s Vivio app.

Net Loss

We incurred a net loss of $60,964 during the three months ended December 31, 2017, compared to a net loss of $113,719 for the corresponding period in 2016.

For the Nine Months Ended December 31, 2017 Compared to the Nine Months Ended December 31, 2016

Revenue

During the nine months ended December 31, 2017 and 2017, we did not generate any revenues.

Expenses

We incurred operating expenses in the amount of $156,523 during the nine months ended December 31, 2017 compared to $1,281,006 for the corresponding period in 2016. This is mainly due to an impairment of intangible property of $1,018,530, professional fees incurred related to regulatory reporting of $65,000, and marketing and development expense of $42,000 during the six months ended December 31, 2016 costs which did not reoccur in the same period in 2017.

Net Loss

We incurred a net loss of $156,793 during the nine months ended December 31, 2017, compared to a net loss of $1,281,006 for the corresponding period in 2016.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $156,793 at December 31, 2017, a working capital deficit of $802,906 and accumulated deficit of $4,075,341 at December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in our operating activities during the nine months ended December 31, 2017 was $26,167 as compared to $98,964 for the same period ended December 31, 2016 a decrease of $72,797. This decrease of cash used was due to a reduction in costs associated with the Company’s acquisition in the 2016 period which were non-reoccurring one time charges.

Net cash provided by investing activities during the nine months ending periods December 31, 2017 and 2016 was $0 and $0, respectively.

Net cash provided by financing activities during the nine months ending December 31, 2017 was $34,491 as compared to $98,990 for the same period ended December 31, 2016. This decrease resulted from less cash received from the issuance of common stock and related party advances offset by $32,966 in proceeds from Notes Payable received during the nine months ended December 31, 2017.

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

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of December 31, 2017, the Company has an accumulated deficit of $4,075,341. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of December 31, 2017. including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 12, 2017, the Company agreed to issued 117,647 shares of its common stock for cash proceeds of $4,000 received upon completion of the subscription agreement by the investor.

On July 3, 2017 the Company issued 73,332 shares of its common stock for cash proceeds of $2,200 received upon completion of the subscription agreement by the investor.

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

Cyberfort Software, Inc.

Date: February 19, 2018	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

