Form 10-K
period 2018-03-31
Cyberfort Software, Inc.
filed 2018-07-25
CIK 1522787

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

As of July 23, 2018, the registrant had 31,258,612 shares of common stock, par value $0.001 per share, outstanding.

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

On February 23, 2018, the board of directors and the majority shareholders of Cyberfort Software, Inc. approved a reverse share split of its common stock at a ratio of 10,000:1, which was completed on April 19, 2018.

Description of Business

Vivio is an iOS 10 app that allows the user to experience the web the way it is supposed to be, faster and cleaner, but without compromising their online safety. Vivio not only removes ads from the websites you visit in Safari, Google Chrome Extension, and Mozilla Firefox, it also saves the user’s data traffic and data traffic costs up to 50% and makes the user’s battery lasts longer as a result.

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

Fiscal Year 2017	High	Low

First Quarter	$0.136	$0.10
Second Quarter	$0.1845	$0.10
Third Quarter	$0.30	$0.10
Fourth Quarter	$0.10	$0.084

Fiscal Year 2018	High	Low

First Quarter	$0.14	$0.03
Second Quarter	$0.3	$0.00
Third Quarter	$0.1	$0.0
Fourth Quarter	$0.1	$0.0

(b) Holders

As of July 23, 2018, there were 24 record holders of shares of the Company's common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Inc. Located at 6725 Via Austi Pkwy, Suite 300 Las Vegas, Nevada 89119

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

As of March 31, 2018 and 2017 there were 86,123,796 and 85,759,911 shares of common stock issued and outstanding, respectively.

On April 19, 2018, the Company issued 30,000,000 shares of its common stock, par value $0.001, to the Company President as repayment for accrued compensation and accrued stock payable per his employment agreement. The shares were issued pursuant to a board of director’s vote dated April 19, 2018.

On June 15, 2018, the Company issued 1,250,000 shares of common stock from the conversion of a note payable.

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

Rule 10B-18 Transactions

During the year ended March 31, 2018, there were no repurchases of the Company’s common stock by the Company.

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

Description of Business

Vivio is an iOS 10 app that allows users to experience the web the way it is supposed to be, faster and cleaner, but without compromising their online safety. Vivio not only removes ads from the websites you visit in Safari, Google Chrome Extension and Mozilla Firefox it also saves you data traffic and data traffic costs up to 50% and results in longer battery life.

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

Results of Operations

Comparison of the year ended March 31, 2018 and 2017

Revenues

During the year ended March 31, 2018 and 2017, we generated no revenues.

Operating Expenses

We incurred operating expenses in the amount of $236,596 during the year ended March 31, 2018 compared to $1,349,149 for the year ended March 31, 2017. The decrease in net operating expenses is due primarily to the $1,018,530 in non-recurring charges expensed in the prior year for acquired intangible technology due to default of various requirements in the Purchase and Sale Agreement that did not re-occur in the year ended March 31, 2018. Our operating costs were further reduced by a decrease in general and administrative expenses of $94,023 from the prior year which consisted of legal, accounting, business development and marketing expenses.

Net Other Gain (Loss)

We had net other losses during the year ended March 31, 2018 of $1,028 in interest costs compared to $0 for the year ended March 31, 2017.

Net Loss

We incurred a net loss of $237,624 during the year ended March 31, 2018 compared to a net loss of $1,349,149 for the year ended March 31, 2017. The decrease in net loss is primarily due to costs incurred regarding the Vivio intellectual property acquisition and the impairment of the technology due to default of various requirements in the Purchase and Sale Agreement that did not re-occur in the year ended March 31, 2018.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $237,624 as of March 31, 2018, a working capital deficit of $817,537 and accumulated deficit of $4,156,172 at March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net cash used in our operating activities during the year ended March 31, 2018 was $62,412 as compared to $154,626 for the same period ended March 31, 2017 a decrease of $92,214. This decrease is due to a reduction legal, accounting, business development and marketing expenses.

The Company had no cash provided or used by investing activities in the years ending March 31, 2018 and 2017 due to the lack of cash available for growth..

Net cash provided by financing activities in the year ended March 31, 2018 was $58,640 as compared to $159,050 for the same period ended March 31, 2017. This decrease is due to a reduction in subscription agreements and common stock sales for cash in the year ended March 31, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2018, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

 Cyberfort Software, Inc.

Index to the Financial Statements

March 31, 2018 and 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cyberfort Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cyberfort Software, Inc. (the Company) as of March 31, 2018 and 2017, and the related statements of income, stockholders’ deficit, and cash flows for each of the years in the two year period ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. The 2018 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP
We have served as the Company’s auditor since 2013.
Houston, Texas
July 23, 2018

Cyberfort Software, Inc.

Balance Sheets

	March 31, 2018	March 31, 2017
ASSETS
Current assets
Cash	$652	$4,424
Prepaid expenses	-	4,167
Total current assets	652	8,591
TOTAL ASSETS	$652	$8,591

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$115,841	$107,925
Accrued expense	399,907	286,779
Stock payable	100,000	110,000
Notes payable - convertible	52,441	-
Notes payable	150,000	150,000
Total current liabilities	818,189	654,704
Total liabilities	818,189	654,704

Commitments

Stockholders' deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 86,123,796 shares issued and outstanding at March 31, 2018 and 85,759,911 at March 31, 2017	86,123	85,760
Additional paid-in capital	3,252,512	3,186,675
Accumulated deficit	(4,156,172)	(3,918,548)
Total stockholders' deficit	(817,537)	(646,113)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$652	$8,591

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

	For the Years Ended
	March 31,
	2018	2017

Net revenue	$-	$-

Operating expenses:
General and admin. expenses	186,596	280,619
Stock compensation expense	50,000	50,000
Depreciation	-	-
Impairment on intangible property	-	1,018,530

Total operating expenses	236,596	1,349,149
Loss from operations	(236,596)	(1,349,149)
Other (expenses)/income
Interest expense	(1,028)	-

Net loss	$(237,624)	$(1,349,149)

Loss per common share - basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding - basic and diluted	85,995,867	79,911,560

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

 Statement of Stockholders’ Deficit

					Total
			Additional	Accumulated	Stockholders'
	Common Stock		Paid-In	Deficit	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance March 31, 2016	73,399,871	73,400	1,921,455	(2,569,399)	(574,544)

Issuance of common stock for officer compensation	1,000,000	1,000	299,000		300,000
Issuance of common stock for officer reimbursement	390,000	390	38,610		39,000
Issuance of common stock for acquisition	10,218,000	10,218	858,312		868,530
Issuance of common stock for cash related to acquisition	470,588	471	39,529		40,000
Issuance of common stock for cash	281,452	281	29,719		30,000
Contributed Capital by officer			50		50
Net loss				(1,349,149)	(1,349,149)
Balance March 31, 2017	85,759,911	85,760	3,186,675	(3,918,548)	(646,113)

Issuance of common stock for cash	363,885	364	65,836		66,200
Net loss				(237,624)	(237,624)
Balance March 31, 2018	86,123,796	86,124	3,252,511	(4,156,172)	(817,537)

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

	Years Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(237,624)	$(1,349,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	50,000	50,000
Depreciation	-	-
Loss on sale of assets	-	-
Impairment of technology	-	1,018,530
Changes in operating assets and liabilities:
Prepaid expenses	4,167	(4,167)
Accounts payable	7,917	130,160
Accrued expenses	113,128	-
Net cash used in operating activities	(62,412)	(154,626)
Cash flows from investing activities:

Net cash provided by investing activities	-	-
Cash flows from financing activities:
Proceeds from Notes Payable	54,140	29,000
Payment of principle on Notes Payable	(1,700)	-
Issuance of common stock for cash	66,200	70,000
Contributed Capital	-	50
Stock Subscription Payable	(60,000)	60,000
Net cash provided by financing activities	58,640	159,050
Net change in cash	(3,772)	4,424
Cash at the beginning of the period	4,424	-
Cash at the end of the period	$652	$4,424

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued for service and advances from related party	$-	$339,000
Stock and debt issued to acquire intangible assets	$-	$1,018,530

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $652 and $4,424 in cash as of March 31, 2018 and 2017, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2018 and 2017, the Company has an accumulated deficit of $4,156,172 and $3,918,548. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

NOTE 4 - INTANGIBLE ASSETS

On September 20, 2016, the Company entered into an Assignment Agreement with Ferlin Corp. to assume a Purchase and Sale Agreement between Ferlin Corp and Mistrin PTY, LTD. that results in the Company effectively purchasing the title, rights, and interest to a software application, (including the source code) in exchange for various consideration. Under the Assignment and the assumed Purchase and Sale Agreement with Mistrin, the Company has assumed a non-interest bearing, unsecured Note Payable to Mistrin for $150,000, will issue 10,688,588 shares of common stock, valued at $0.085 per share, to the seller, assignor, and various individuals, and received $40,000. Consequently, the Company has recorded intangible property related to the transaction of $1,018,530. The Company had not fully issued all the required shares of common stock as of March 31, 2017. These shares were issued during the fiscal year ended March 31, 2018. As such, the Company has treated all shares as issued and outstanding within these financial statements at both March 31, 2018 and March 31, 2017.

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

Consequently, the Company determined that the acquired intangible property’s value was impaired as of September 30, 2016, due to the material breach and significant uncertainties related to its business plan and has written off the entire value of the intangible property at that date. However, the company intends to continue its efforts to develop the Applications technology and execute its current business plan.

NOTE 5 - RELATED PARTY ADVANCES

As of March 31, 2018 and March 31, 2017, the Company did not have any related party transactions, respectively.

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

On November 24, 2017, the Company entered into a convertible loan agreement for $1,700 with an interest of 8% per annum and a maturity date of November 23, 2018. The loan is convertible into the Company’s common stock at the market value on at the date of conversion. The loan was paid in full during the year.

On December 14, 2017, the Company entered into a convertible loan agreement for $13,300 with an interest rate of 8% per annum and a maturity date of December 13, 2018. The loan is convertible into the Company’s common stock at the market value on the date of conversion

On January 24, 2018, the Company entered into a convertible loan agreement for $3,000 with an interest rate of 8% per annum and a maturity date of January 23, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

On February 13, 2018, the Company entered into a convertible loan agreement for $11,000 with an interest rate of 8% per annum and a maturity date of February 12, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

On March 26, 2018, the Company entered into a convertible loan agreement for $2,200 with an interest rate of 8% per annum and a maturity date of March 25, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

On March 31, 2018, the Company entered into a convertible loan agreement for $4,974 with an interest rate of 8% per annum and a maturity date of March 30, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

NOTE 7 - STOCKHOLDERS’ EQUITY

On December 14, 2017, the Company issued 172,996 shares of its common stock in exchange for $60,000 received during the year ending March 31, 2017 and recorded as a Stock Payable. The Company had received cash of $60,000 under Subscription Agreements to issue the 172,996 shares of common stock during the year ended March 31, 2017, but the Agreements were not executed by the investors and the common stock was not issued.

On March 29, 2018, the Company issued 190,889 shares of common stock in completion of various Stock Subscription Agreements executed during fiscal 2018.

Under the employment agreement with the CEO, the Company is required to grant shares of restricted stock after each anniversary date. At March 31, 2018 and March 31, 2017, the company has accrued a stock payable for shares earned but not issued of $100,000 and $50,000, respectively. The number of shares will be determined based upon market value of the stock at the point in time of issuance.

As of March 31, 2018 and 2017 there were 86,123,796 and 85,759,911shares of common stock issued and outstanding, respectively.

NOTE 8 - COMMITMENTS

On September 28, 2016, the Company entered into four consulting agreements with consultants to act in the role of Technology Development Manager, Chief Technology Officer, Corporate Development Officer, and Advisory Director and to provide consulting services as part of the Purchase and Sale Agreement with Mistrin (See Note 4). The term of the agreements shall be one year and shall be a rolling contract until terminated or extended. The Company shall issue each consultant a total of 200,000 shares of common stock per annum to a total of 800,000 shares per annum. The consulting agreements can be terminated after 90 days by either party for any reason and the consultant is entitled to receive the entire consideration. The 800,000 shares due under these consulting agreements were issued during the year ended March 31, 2018 and the contracts have been cancelled.

The Company has reflected it’s issuance of all committed shares related to the consulting agreements as part of the consideration paid pursuant to the Purchase and Sale Agreement with Mistrin (See Note 4).

NOTE 9 – INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2018 and 2017, respectively, under ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The Company has net operating loss carry forwards totaled approximately $1,972,000 and $1,785,000, as of March 31, 2018 and 2017, respectively, and they will begin to expire in 2032.

As of March 31, 2018, the Company saw a decrease of approximately $192,000 in deferred tax assets from income tax loss carry forwards. The significant decline in the carry forwards was due to the passage of the Tax Cuts and Jobs Act on December 20, 2017 that reduced effective tax rates for future periods to 21% from 34%. The decline in value of the income tax loss carry forwards has no impact on our statement of operations. The decline due from the rate change was approximately $256,000 offset by the increase in the net operating loss for the net loss for the year ended March 31, 2018 of $64,000. Deferred tax assets were approximately $760,000 and $953,000 for 2018 and 2017, respectively, and were offset by a valuation allowance.

Actual income tax expense for the years ended March 31, 2018 and 2017 is reconciled from the amount computed by applying the U.S. federal income tax rate of 34% to losses before income taxes as follows:

	2018	2017

Expected tax benefit	(81,000)	(458,700)
Reconciling items:
Impact in change in tax rate	31,000	-
Permanent Differences from Stock compensation	17,000	17,000
Change in Valuation Allowance	33,000	441,700

Total tax expense	$-	$-

NOTE 10 - SUBSEQUENT EVENTS

On April 19, 2018, the Company underwent a reverse stock split at a ratio of 10,000 to 1 share, reducing the issued and outstanding shares from 86,123,796 to 8,612 shares issued and outstanding as of the date of the reverse split.

On April 19, 2018, the Company issued 30,000,000 shares, post-split, to the Company’s President as repayment for accrued compensation and accrued stock payable

On June 19, 2018, the Company issued 1,250,000 shares of its common stock for conversion of a note payable.

On June 28, 2018, the Company entered into a convertible loan agreement for $18,000 with an interest rate of 8% per annum and a maturity date of June 30, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and Principal Financial Officer have concluded that, as of March 31, 2018, our internal controls over financial reporting were not effective.

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

Name	Age	Position

Daniel Cattlin	30	President, Chief Executive Officer, Secretary, Treasurer, and Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Daniel Cattlin, 30, President, Chief Executive Officer, Secretary, Treasurer, and Director.

Daniel Cattlin brings a new age perspective to the business, with expertise in project and asset management, and a background in corporate finance - this, giving him both the operational and financial understanding to take companies from startup and early development, through to expansion and capital growth within a public environment.

His success in creating business growth and developed began when he started in asset management. In 2006 Mr. Cattlin started work for a specialist property management firm where he learned the key factors associated to creating growth within this sector; understanding the financial, legal, and compliance procedures involved, and a master of negotiation, Mr. Cattlin achieved high returns for both his company and his clients, which lead to him successfully managing several multi-million dollar portfolios for investment clients.

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
Change in
Pension
Value &
Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Daniel Cattlin	2018	120,000	-	50,000	-	-	-	-	170,000
President, CEO, Secretary, Treasurer	2017	120,000	-	50,000	-	-	-	-	170,000

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2018.

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

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of this Report are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 86,123,796 shares of our common stock outstanding as of March 31, 2018.

Unless otherwise noted below, the address of the persons and entities listed in the table is c/o Cyberfort Software, Inc., 388 Market Street, Suite 1300, San Francisco, CA 94111.

Name and Address of Beneficial Owners (1), (2)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Daniel Cattlin	38,090,000	44.2%
(1) Directors and executive officers as a group (1 Person)	38,090,000	44.2%

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

Item 14. Principal Accounting and Fee Services

During the years ended March 31, 2018 and March 31, 2017, we engaged LBB & Associates Ltd., LLP, as our independent auditor. For the years ended March 31, 2018 and March 31, 2017, we incurred fees as discussed below:

	Fiscal Year Ended
	March 31, 2018		March 31, 2017

Audit fees		$32,500		$45,650
Audit – related fees		$7,750		$10,000
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

PART IV

Item 15. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment to Articles of Incorporation, dated January 28, 2013 (2)

3.4	Certificate of Amendment to Articles of Incorporation, dated October 18, 2016 (3)

10.1	Employment Agreement between the Company and Daniel Cattlin, dated March 21, 2014 (3)

10.2	Addendum to Employment Agreement between the Company and Daniel Cattlin, dated June 23, 2014 (3)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

____________

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 15, 2011
(2)	Incorporated by reference to the Form 8-A12G filed on April 10, 2013
(3)	Incorporated by reference to the Annual Report on Form 10-K filed on January 29, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERFORT SOFTWARE, INC.

Date: July 23, 2018	By:	/s/ Daniel Cattlin
Daniel Cattlin
President, Chief Executive Officer, Secretary, Treasurer and Director (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 23, 2018	By:	/s/ Daniel Cattlin
Daniel Cattlin
President, Chief Executive Officer, Secretary, Treasurer and Director

