Form 10-Q
period 2018-06-30
Cyberfort Software, Inc.
filed 2018-08-14
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 10, 2018, there were 31,258,612 shares of common stock, par value $0.001 per share, outstanding.

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

In this Report, unless otherwise noted or as the context otherwise requires: ”the Company,” “we,” “us,” “our,” and “Cyberfort” refers to Cyberfort Software, Inc.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cyberfort Software, Inc.

Index to the Financial Statements (Unaudited)

June 30, 2018

Cyberfort Software, Inc.

Balance Sheets

(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Current assets
Cash	$22	$652
Prepaid expenses	1,667	-
Total current assets	1,689	652
TOTAL ASSETS	$1,689	$652

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$297,270	$115,841
Accrued expenses	1,659	399,907
Stock payable	12,500	100,000
Convertible notes payable	72,101	52,441
Notes payable	121,750	150,000
Total current liabilities	505,280	818,189
Total liabilities	505,280	818,189

Commitments

Stockholders’ deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 31,258,612 and 8,612 shares issued and outstanding at June 30, 2018 and March 31, 2018 having given effect to the reverse stock split effective April 19, 2018	31,259	9
Additional paid-in capital	4,014,441	3,338,626
Accumulated deficit	(4,549,291)	(4,156,172)
Total stockholders’ deficit	(503,591)	(817,537)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,689	$652

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2018	2017

Net revenue	$-	$-

Operating expenses:
General and admin. expenses	35,705	36,111
Loss on conversion of accrued compensation	344,285
Stock compensation expense	12,500	12,500

Total operating expenses	392,490	48,611
Loss from operations	(392,490)	(48,611)
Other (expenses)/income
Interest expense	(629)	-
Net loss	$(393,119)	$(48,611)

Loss per common share - basic and diluted	$(0.02)	$(5.67)

Weighted average common shares outstanding - basic and diluted	23,895,975	8,576

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(393,119)	$(48,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	12,500	12,500
Loss on conversion of accrued compensation	344,285
Changes in operating assets and liabilities:
Prepaid expenses	(1,667)	2,500
Accounts payable and accrued expenses	17,711	29,210

Net cash used in operating activities	(20,290)	(4,401)
Cash flows from financing activities:
Net proceeds from convertible notes payable	19,660	-
Net cash provided by financing activities	19,660	-

Net change in cash	(630)	(4,401)
Cash at the beginning of the period	652	4,424
Cash at the end of the period	$22	$23

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued for conversion of note payable	$28,250	$-

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ended March 31, 2019.

The Company’s 10-K for the year ended March 31, 2018, filed on July 25, 2018, should be read in conjunction with this Report.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $22 and $652 in cash as of June 30, 2018 and March 31, 2018, respectively.

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

RECLASSIFICATION

For comparability, certain prior year amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2018. The reclassifications have no impact on net loss.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2018 and March 31, 2018, the Company has an accumulated deficit of $4,549,291 and $4,156,172, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

NOTE 4 - RELATED PARTY ADVANCES

As of June 30, 2018 and March 31, 2018, the Company did not have any related party transactions, respectively.

NOTE 5 – NOTES PAYABLE

The Company assumed a non-interest bearing Note Payable of $150,000 with a maturity date of March 18, 2017 as a part of the acquisition of the Vivio App in September 2016. The Company is negotiating with the Note holder to amend the Note’s terms. On June 19, 2108, $28,250 of the Note was converted into 1,250,000 shares of the Company’s common stock. As of June 30, 2018, the balance of the Note was $121,750. The Note is in default.

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

On June 28, 2018, the Company entered into a convertible loan agreement for $18,540 with an interest rate of 8% per annum and a maturity date of June 30, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

On April 19, 2018, the Company underwent a reverse stock split at a ratio of 10,000 to 1 share, reducing the issued and outstanding shares from 86,123,796 to 8,612 shares issued and outstanding as of the date of the reverse split. All share amounts in these financial statements and footnotes reflect the reverse stock split.

On December 14, 2017, the Company issued 17 shares of its common stock in exchange for $60,000 received during the year ending March 31, 2017 and recorded as a Stock Payable. The Company had received cash of $60,000 under Subscription Agreements to issue the 17 shares of common stock during the year ended March 31, 2017, but the Agreements were not executed by the investors and the common stock was not issued.

On March 29, 2018, the Company issued 19 shares of common stock in completion of various Stock Subscription Agreements executed during fiscal 2018.

On April 19, 2018, the Company issued 30,000,000 shares, post-split, to the Company’s President as repayment for accrued compensation and accrued stock payable

On June 19, 2018, the Company issued 1,250,000 shares of its common stock for conversion of a note payable.

Under the employment agreement with the CEO, the Company is required to grant shares of restricted stock after each anniversary date. At June 30, 2018 and March 31 2018, the company has accrued a stock payable for shares earned but not issued of $12,500 and $100,000, respectively. The number of shares will be determined based upon market value of the stock at the point in time of issuance.

As of June 30, 2018 and March 31, 2018 there were 31,258,612 and 8,612 shares of common stock issued and outstanding, respectively having given effect to the 10,000 to 1 reverse stock split completed on April 19, 2018.

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

Results of Operations

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues

During the three months ended June 30, 2018 and 2017, we did not generate any revenues.

Operating Expenses

We incurred operating expenses in the amount of $392,490 during the three months ended June 30, 2018 compared to $48,611 for the corresponding period in 2017. This difference of $343,879, is primarily due to the loss on conversion of accrued compensation

Other (expenses)/income

We incurred other expenses of $629 consisting of interest expense in the current quarter, compared to $0 in the corresponding period in 2017.

Net Loss

We incurred a net loss of $393,119 during the three months ended June 30, 2018, compared to a net loss of $48,611 for the corresponding period in 2017.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $393,119 at June 30, 2018, a working capital deficit of $503,591 and accumulated deficit of $4,549,291 at June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in our operating activities during the three months ended June 30, 2018 was $20,290 as compared to $4,401 for the same period ended June 30, 2017 an increase of $15,889. This increase of cash used was due to a costs associated with the Company’s issuance of stock to management which are non-reoccurring one time charges.

Net cash provided by investing activities during the three months ending periods June 30, 2018 and 2017 was $0 and $0, respectively.

Net cash provided by financing activities during the three months ending June 30, 2018 was $19,660 as compared to $0 for the same period ended June 30, 2017. This increase resulted from proceeds from convertible notes received during the three months ended June 30, 2018.

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

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of June 30, 2018, the Company has an accumulated deficit of $4,549,291. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2018. including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Cyberfort Software, Inc.

Date: August 14, 2018	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

