Form 10-Q
period 2018-09-30
Cyberfort Software, Inc.
filed 2018-11-15
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 14, 2018 there were 33,758,785 shares of common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cyberfort Software, Inc.

Index to the Financial Statements (Unaudited)

September 30, 2018

Cyberfort Software, Inc.

Balance Sheets

(Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Current assets
Cash	$382	$652
Prepaid expenses	-	-
Total current assets	382	652
TOTAL ASSETS	$382	$652

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$321,784	$115,841
Accrued expenses	3,237	399,907
Accrued compensation	25,000	100,000
Convertible notes payable	87,991	52,441
Notes payable	93,500	150,000
Total current liabilities	531,512	818,189
Total liabilities	531,512	818,189

Commitments

Stockholders' deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 32,508,785 and 8,612 shares issued and outstanding at September 30, 2018 and March 31, 2018 having given effect to the reverse stock split effective April 19, 2018	32,509	9
Additional paid-in capital	4,041,440	3,338,626
Accumulated deficit	(4,605,079)	(4,156,172)
Total stockholders' deficit	(531,130)	(817,537)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$382	$652

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and admin. expenses	41,709	34,718	77,414	70,829
Loss on conversion of accrued compensation	-	-	344,285	-
Stock compensation expense	12,500	12,500	25,000	25,000

Total operating expenses	54,209	47,218	446,699	95,829
Loss from operations	(54,209)	(47,218)	(446,699)	(95,829)
Other (expenses)/income
Interest expense	(1,579)	-	(2,208)	-
Total other (expenses)/income	(1,579)	-	(2,208)	-

Net loss	$(55,788)	$(47,218)	$(448,907)	$(95,829)

Loss per common share - basic and diluted	$(0.00)	$(6.30)	$(0.02)	$(11.19)

Weighted average common shares outstanding - basic and diluted	32,087,416	7,489	28,014,076	8,560

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(448,907)	$(95,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	25,000	25,000
Loss on conversion of accrued compensation	344,285	-
Changes in operating assets and liabilities:
Prepaid expenses	-	4,167
Accounts payable and accrued expenses	43,802	55,693
Stock payable	-	6,200
Net cash used in operating activities	(35,280)	(4,769)
Cash flows from financing activities:
Net proceeds from convertible notes payable	35,550	525
Net cash provided by financing activities	35,550	525

Net change in cash	(270)	(4,244)
Cash at the beginning of the period	652	4,424
Cash at the end of the period	$382	$180

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued for conversion of note payable	$56,500	$-

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ended March 31, 2019.

The Company's 10-K for the year ended March 31, 2018, filed on July 25, 2018, should be read in conjunction with this Report.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $382 and $652 in cash as of September 30, 2018 and March 31, 2018, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2018, and March 31, 2018, the Company has an accumulated deficit of $4,605,079 and $4,156,172, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

NOTE 4 - RELATED PARTY ADVANCES

As of September 30, 2018, and March 31, 2018, the Company did not have any related party transactions, respectively.

NOTE 5 - NOTES PAYABLE

The Company assumed a non-interest bearing Note Payable of $150,000 with a maturity date of March 18, 2017 as a part of the acquisition of the Vivio App in September 2016. The Company is negotiating with the Note holder to amend the Note’s terms. On June 19, 2018, $28,250 of the Note was converted into 1,250,000 shares of the Company’s common stock. On July 31, 2018, $28,250 of the Note was converted into 1,250,000 shares of the Company’s common stock. As of September 30, 2018, the balance of the Note was $93,500. The Note is in default.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

On June 28, 2018, the Company entered into a convertible loan agreement for $18,540 with an interest rate of 8% per annum and a maturity date of June 27, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

On September 28, 2018, the Company entered into a convertible loan agreement for $15,890 with an interest rate of 8% per annum and a maturity date of September 27, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

NOTE 7 - STOCKHOLDERS’ DEFICIT

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

On April 19, 2018, the Company issued 30,000,000 shares, post-split, to the Company’s President as repayment for accrued compensation and accrued stock payable. On April 19, 2018, the Board of Directors approved the transaction which resulted in a 96% ownership of the Company.

On June 19, 2018, the Company issued 1,250,000 shares of its common stock for conversion of a note payable.

On July 31, 2018, the Company issued 1,250,000 shares of its common stock for conversion of a note payable.

Under the employment agreement with the CEO, the Company is required to grant shares of restricted stock after each anniversary date. At September 30, 2018 and March 31, 2018, the company has accrued compensation for shares earned but not issued of $25,000 and $100,000, respectively. The number of shares will be determined based upon market value of the stock at the point in time of issuance.

As of September 30, 2018, and March 31, 2018 there were 32,508,785 and 8,612 shares of common stock issued and outstanding, respectively having given effect to the 10,000 to 1 reverse stock split completed on April 19, 2018.

NOTE 8 - SUBSEQUENT EVENTS

On October 11, 2018, the Company issued 1,250,000 shares of its common stock for conversion of a note payable.

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

On September 20, 2016, Company and Ferlin Corp. (“Ferlin”) entered into an Assignment Agreement pursuant to which Ferlin assigned to the Company all of Ferlin’s right title and interest in the Vivio application, including the Vivio Source Code Application (i.e., 18,277 lines of iOS) (the “Application”) in exchange for common stock of the Company. The Company shall issue to Ferlin one million five hundred thousand (1,500,000) shares of the Company’s common stock (“Shares”), as follows:

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

Results of Operations

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues

During the three months ended September 30, 2018 and 2017, we did not generate any revenues.

Operating Expenses

We incurred operating expenses in the amount of $54,209 during the three months ended September 30, 2018 compared to $47,218 for the corresponding period in 2017. This difference of $6,991, is primarily due to an increase in professional and accounting fees during the period.

Other (expenses)/income

We incurred other expenses of $1,579 consisting of interest expense in the current quarter, compared to $0 in the corresponding period in 2017.

Net Loss

We incurred a net loss of $55,788 during the three months ended September 30, 2018, compared to a net loss of $47,218 for the corresponding period in 2017.

For the Six Months Ended September 30, 2018 Compared to the Six Months Ended September 30, 2017

Revenues

During the six months ended September 30, 2018 and 2017, we did not generate any revenues.

Operating Expenses

We incurred operating expenses in the amount of $446,699 during the six months ended September 30, 2018 compared to $95,829 for the corresponding period in 2017. This difference of $350,870, is primarily due to the loss on conversion of accrued compensation.

Other (expenses)/income

We incurred other expenses of $2,208 consisting of interest expense for the six months ended September 30, 2018, compared to $0 in the corresponding period in 2017.

Net Loss

We incurred a net loss of $448,907 during the six months ended September 30, 2018, compared to a net loss of $95,289 for the corresponding period in 2017.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $448,907 at September 30, 2018, a working capital deficit of $531,130 and accumulated deficit of $4,605,079 at September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in our operating activities during the three months ended September 30, 2018 was $35,280 as compared to $4,769 for the same period ended September 30, 2017 an increase of $30,511. This increase of cash used was due to a cost associated with the Company’s issuance of stock to management which are non-reoccurring one time charges.

Net cash provided by investing activities during the six months ending periods September 30, 2018 and 2017 was $0 and $0, respectively.

Net cash provided by financing activities during the six months ending September 30, 2018 was $35,550 as compared to $525 for the same period ended September 30, 2017. This increase resulted from proceeds from convertible notes received during the six months ended September 30, 2018.

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

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, there currently exists substantial doubt about our ability to continue as a going concern. As of September 30, 2018, the Company has an accumulated deficit of $4,605,079. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2018, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On July 31, 2018, the Company issued 1,250,000 shares of its common stock for conversion of a note payable.

On October 11, 2018, the Company issued 1,250,000 shares of its common stock for conversion of a note payable.

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

Cyberfort Software, Inc.

Date: November 14, 2018	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

