Form 10-Q
period 2018-12-31
Cyberfort Software, Inc.
filed 2019-02-19
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

As of February 18, 2019 there were 33,758,785 shares of common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cyberfort Software, Inc.

Index to the Financial Statements (Unaudited)

December 31, 2018

Cyberfort Software, Inc.

Balance Sheets

(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Current assets
Cash	$671	$652
Total current assets	671	652
TOTAL ASSETS	$671	$652

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$355,845	$115,841
Accrued expenses	5,030	399,907
Stock payable	37,500	100,000
Convertible notes payable	120,603	52,441
Note payable	65,250	150,000
Total current liabilities	584,228	818,189
Total liabilities	584,228	818,189

Commitments

Stockholders' deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 33,758,785 and 8,612 shares issued and outstanding at December 31, 2018 and March 31, 2018 having given effect to the reverse stock split effective April 19, 2018	33,759	9
Additional paid-in capital	4,068,440	3,338,626
Accumulated deficit	(4,685,756)	(4,156,172)
Total stockholders' deficit	(583,557)	(817,537)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$671	$652

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Net revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and admin. expenses	66,383	48,194	143,797	119,023
Loss on conversion of accrued compensation	-	-	344,285	-
Stock compensation expense	12,500	12,500	37,500	37,500

Total operating expenses	78,883	60,694	525,582	156,523
Loss from operations	(78,883)	(60,694)	(525,582)	(156,523)
Other (expenses)/income
Interest expense	(1,794)	(270)	(4,002)	(270)
Total other (expenses)/income	(1,794)	(270)	(4,002)	(270)

Net loss	$(80,677)	$(60,964)	$(529,584)	$(156,793)

Loss per common share - basic and diluted	$(0.00)	$(8.14)	$(0.02)	$(18.32)

Weighted average common shares outstanding - basic and diluted	23,895,975	7,489	30,150,854	8,560

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(529,584)	$(156,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	37,500	37,500
Loss on conversion of accrued compensation	344,285	-
Changes in operating assets and liabilities:
Prepaid expenses	-	4,167
Accounts payable and accrued expenses	79,656	82,759
Stock payable		6,200
Net cash used in operating activities	(68,143)	(26,167)
Cash flows from financing activities:
Net proceeds from convertible notes payable	68,162	34,491
Net cash provided by financing activities	68,162	34,491

Net change in cash	19	8,324
Cash at the beginning of the period	652	4,424
Cash at the end of the period	$671	$12,748

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued for conversion of note payable	$84,750	$-

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2018, are not necessarily indicative of the results that may be expected for the year ended March 31, 2019.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $671 and $652 in cash as of December 31, 2018 and March 31, 2018, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2018, and March 31, 2018, the Company has an accumulated deficit of $4,685,756 and $4,156,172, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Cyberfort Software, Inc

Notes to Financial Statements

(Unaudited)

NOTE 4 - RELATED PARTY ADVANCES

As of December 31, 2018, and March 31, 2018, the Company did not have any related party transactions, respectively.

Office support activities were provided by President for no cost. The support costs were immaterial.

NOTE 5 – NOTE PAYABLE

The Company assumed a non-interest bearing Note Payable of $150,000 with a maturity date of March 18, 2017 as a part of the acquisition of the Vivio App in September 2016. The Company is negotiating with the Note holder to amend the Note’s terms. On June 19, 2018, $28,250 of the Note was converted into 1,250,000 shares of the Company’s common stock. On July 31, 2018, $28,250 of the Note was converted into 1,250,000 shares of the Company’s common stock. On October 11, 2018, $28,250 of the Note was converted into 1,250,000 shares of the Company’s common stock. As of December 31, 2018, the balance of the Note was $62,250. The Note is in default.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On October 4, 2017, the Company entered into a convertible loan agreement for $12,500 with an interest rate of 8% per annum and a maturity date of October 3, 2018. The loan is convertible into the Company’s common stock at the market value on the date of conversion. The Note is in default.

On November 10, 2017, the Company entered into a convertible loan agreement for $5,466 with an interest rate of 8% per annum and a maturity date of November 9, 2018. The loan is convertible into the Company’s common stock at the market value on the date of conversion. The Note is in default.

On December 14, 2017, the Company entered into a convertible loan agreement for $13,300 with an interest rate of 8% per annum and a maturity date of December 13, 2018. The loan is convertible into the Company’s common stock at the market value on the date of conversion. The Note is in default.

On January 24, 2018, the Company entered into a convertible loan agreement for $3,000 with an interest rate of 8% per annum and a maturity date of January 23, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion. The Note is in default.

On February 13, 2018, the Company entered into a convertible loan agreement for $11,000 with an interest rate of 8% per annum and a maturity date of February 12, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion. The Note is in default.

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

On December 31, 2018, the Company entered into a convertible loan agreement for $31,612 with an interest rate of 8% per annum and a maturity date of January 1, 2020. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

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

Under the employment agreement with the CEO, the Company is required to grant shares of restricted stock after each anniversary date. At December 31, 2018 and March 31, 2018, the company has accrued a stock payable for shares earned but not issued of $37,500 and $100,000, respectively. The number of shares will be determined based upon market value of the stock at the point in time of issuance.

As of December 31, 2018, and March 31, 2018 there were 33,758,785 and 8,612 shares of common stock issued and outstanding, respectively having given effect to the 10,000 to 1 reverse stock split completed on April 19, 2018.

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

Results of Operations

For the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 30, 2017

Revenues

During the three months ended December 31, 2018 and 2017, we did not generate any revenues.

Operating Expenses

We incurred operating expenses in the amount of $78,883 during the three months ended December 31, 2018 compared to $60,694 for the corresponding period in 2017. This difference of $18,189, is primarily due to an increase in marketing for brand and corporate awareness costs during the period.

Other (expenses)/income

We incurred other expenses of $1,794 consisting of interest expense in the current quarter, compared to $270 in the corresponding period in 2017.

Net Loss

We incurred a net loss of $80,677 during the three months ended December 31, 2018, compared to a net loss of $60,964 for the corresponding period in 2017.

For the Nine Months Ended December 31, 2018 Compared to the Nine Months Ended December 31, 2017

Revenues

During the nine months ended December 31, 2018 and 2017, we did not generate any revenues.

Operating Expenses

We incurred operating expenses in the amount of $525,582 during the nine months ended December 31, 2018 compared to $156,523 for the corresponding period in 2017. This difference of $369,059, is primarily due to the loss on conversion of accrued compensation and an increase in marketing costs for brand awareness.

Other (expenses)/income

We incurred other expenses of $4,002 consisting of interest expense for the nine months ended December 31, 2018, compared to $270 in the corresponding period in 2017.

Net Loss

We incurred a net loss of $529,584 during the nine months ended December 31, 2018, compared to a net loss of $156,793 for the corresponding period in 2017.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $529,584 at December 31, 2018, a working capital deficit of $583,557 and accumulated deficit of $4,685,756 at December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in our operating activities during the nine months ended December 31, 2018 was $68,143 as compared to net cash used of $26,167 for the same period ended December 31, 2017 an increase of $41,976. This increase of cash used was due to a cost associated with the Company’s issuance of stock to management which are non-reoccurring one time charges.

Net cash provided by financing activities during the nine months ending December 31, 2018 was $68,162 as compared to $34,491 for the same period ended December 31, 2017. This increase resulted from proceeds from convertible notes received during the nine months ended December 31, 2018.

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

We believe the Company will need additional resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. As of December 31, 2018, the Company has an accumulated deficit of $4,685,756. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of December 31, 2018, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

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

Cyberfort Software, Inc.

Date: February 18, 2019	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

