Form 10-K
period 2019-03-31
Cyberfort Software, Inc.
filed 2019-07-15
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

As of July 15, 2019, the registrant had 33,758,612 shares of common stock, par value $0.001 per share, outstanding.

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

PART I

Item 1. Business.

Cyberfort Software, Inc., formerly Patriot Berry Farms, Inc. (“Cyberfort Software” or the “Company”) was incorporated in the State of Nevada on December 15, 2010 under the name of Gaia Remedies, Inc. From January 2013 until September 2016. Since September 2016, the Company has pursued opportunities in the cybersecurity technology business sector. The Company is in the business of developing, marketing, and acquiring software security technology.

On September 20, 2016, the Company entered into an Assignment Agreement with Ferlin Corp. (“Ferlin”). Ferlin had acquired the rights, title, and interest for the Vivio application, including the Vivio Source Code Application (ie., 18,277 lines of iOS) (the “Application”) from a Purchase Agreement dated June 6, 2016 with Mistrin PTY, LTD (“Mistrin”).

In the Assignment Agreement, Ferlin assigned to the Company, all of Ferlin’s rights, title, and interest for the Application in exchange for common stock of the Company and the assumption of a $150,000 note payable to Mistrin.

As of the date of filing, the Company has not made all of the required note payments. The Company is in the process of amending the note payable with Mistrin, which will restructure the remaining payments and ensure all obligations are fulfilled.

On February 23, 2018, the board of directors and the majority shareholders of Cyberfort Software, Inc. approved a reverse share split of its common stock at a ratio of 10,000:1, which was completed on April 19, 2018.

On March 6, 2019, the Company and Just Content. (“Just Content”) entered into a Purchase Agreement pursuant to which the Company bought the rights, title, and interest in the Just Content application, (the “Application”) in exchange for common stock of the Company and a cash consideration of three thousand dollars, which was made within the agreed 7 business days following the signing of the agreement. The Company shall issue to the seller (Krishna Kumar) two hundred and fifty thousand (250,000) restricted shares of the Company’s common stock (“Shares”), in twelve months after signing the agreement.

Additionally, the Company agreed to invest through the calendar year 2019, to further develop the Software Product and prepare it to be fully marketed to its designated industries and markets. Furthermore, Buyer agrees to provide reasonable capital to develop other software products in the same, similar or different industries, as needed and determined by Buyer and Seller.

Pursuant to the Assignment Agreement with Mistrin and the Purchase Agreement with Just Content, the Company will now focus its business in the development of the Applications and related technology.

Description of Business

Just Content

Just content is an iOS 11 app with support for over 250,000 blocking rules, is ones of the most secure content blocker available. The blocking rules are updated regularly, devices are protected from the latest malware attacks, phishing attempts, unsafe content, hate speech found on the web, as well as, blocking adult sites, gambling sites, distractions and social media by default. Just Content makes your devices completely safe to use in a home environment with children. At work, you are free to use your devices for collaboration and presentations without the embarrassment of the wrong ad popping up at the wrong time.

With the recently release Just Content Moblie Security app, comes the introduction of machine learning and artificial intelligence to provide solutions for customer problems, which include;

* 24/7 real-time protection from robocalls, telemarketers, spam calls, phishing calls

* Spam and junk SMS will now be moved to SMS Junk folder in Messages

* Maintain blocklists and whitelists of phone numbers for full control

* Block unsafe ads, trackers, malware, phishing sites, adult sites, distractions and social media, fake news, gambling sites while browsing the web

* Monitor you data usage on wifi and cellular

* Easily maintain website whitelists with Safari Extension

* Universal iOS app for iPhone, iPad and iPod Touch

Vivio

Vivio is an iOS 10 app that allows the user to experience the web the way it is supposed to be, faster and cleaner, but without compromising their online safety. Vivio not only removes ads from the websites you visit in Safari, Google Chrome Extension, and Mozilla Firefox, it also saves the user’s data traffic and data traffic costs up to 50% and makes the user’s battery last longer as a result.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 388 Market Street, Suite 1300, San Francisco, CA 94111. Our telephone number is (415) 295-4507. This property is being rented on a month to month basis.

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

Fiscal Year 2018	High	Low

First Quarter	$0.14	$0.03
Second Quarter	$0.3	$0.00
Third Quarter	$0.1	$0.0
Fourth Quarter	$0.1	$0.0

Fiscal Year 2019	High	Low

First Quarter	$29.00	$1.49
Second Quarter	$2.15	$0.06
Third Quarter	$0.76	$0.06
Fourth Quarter	$0.38	$0.07

(b) Holders

As of July 15, 2019, there were 24 record holders of shares of the Company’s common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

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

On June 19, 2018, the Company issued 1,250,000 shares of common stock from the conversion of a note payable.

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

Rule 10B-18 Transactions

During the year ended March 31, 2019, there were no repurchases of the Company’s common stock by the Company.

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

Overview

Cyberfort Software, Inc. plans to pursue opportunities in the cybersecurity technology business sector. The Company plans to acquire potential technologies, positioning itself to deal with the various and increasing cyber threats through innovative protection technologies for mobile, personal and business tech devices, stretching across a number of the available platforms.

On September 20, 2016, the Company entered into an Assignment Agreement with Ferlin Corp. (“Ferlin”). Ferlin had acquired the rights, title, and interest for the Vivio application, including the Vivio Source Code Application (ie., 18,277 lines of iOS) (the “Application”) from a Purchase Agreement dated June 6, 2016 with Mistrin PTY, LTD (“Mistrin”).

In the Assignment Agreement, Ferlin assigned to the Company, all of Ferlin’s rights, title, and interest for the Application in exchange for common stock of the Company and the assumption of a $150,000 note payable to Mistrin.

As of the date of filing, the Company has not made all of the required note payments. The Company is in the process of amending the note payable with Mistrin, which will restructure the remaining payments and ensure all obligations are fulfilled.

On March 6, 2019, the Company and Just Content. (“Just Content”) entered into a Purchase Agreement pursuant to which the Company bought the rights, title, and interest in the Just Content application, (the “Application”) in exchange for common stock of the Company and a cash consideration of three thousand dollars, which was made within the agreed 7 business days following the signing of the agreement. The Company shall issue the seller (Krishna Kumar) two hundred and fifty thousand (250,000) restricted shares of the Company’s common stock (“Shares”), in twelve months after signing the agreement.

Additionally, the Company agreed to invest through the calendar year 2019, to further develop the Software Product and prepare it to be fully marketed to its designated industries and markets. Furthermore, Buyer agrees to provide reasonable capital to develop other software products in the same, similar or different industries, as needed and determined by Buyer and Seller.

Pursuant to the Assignment Agreement with Mistrin and the Purchase Agreement with Just Content, the Company will now focus its business in the development of the Applications and related technology.

Description of Business

Just Content

Just content is an iOS 11 app with support for over 250,000 blocking rules, is ones of the most secure content blocker available. The blocking rules are updated regularly, devices are protected from the latest malware attacks, phishing attempts, unsafe content, hate speech found on the web, as well as, blocking adult sites, gambling sites, distractions and social media by default. Just Content makes your devices completely safe to use in a home environment with children. At work, you are free to use your devices for collaboration and presentations without the embarrassment of the wrong ad popping up at the wrong time.

With the recently release Just Content Moblie Security app, comes the introduction of machine learning and artificial intelligence to provide solutions for customer problems, which include;

* 24/7 real-time protection from robocalls, telemarketers, spam calls, phishing calls

* Spam and junk SMS will now be moved to SMS Junk folder in Messages

* Maintain blocklists and whitelists of phone numbers for full control

* Block unsafe ads, trackers, malware, phishing sites, adult sites, distractions and social media, fake news, gambling sites while browsing the web

* Monitor you data usage on wifi and cellular

* Easily maintain website whitelists with Safari Extension

* Universal iOS app for iPhone, iPad and iPod Touch

Vivio

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

Plan of Operation

The Company’s overall plan is to identify and acquire potential technologies, positioning itself to deal with the various and increasing cyber threats through innovative protection technologies for mobile, personal and business tech devices, stretching across a number of the available platforms. The Company plans to concentrate on completing the final development stage and marketing of the Vivio and Just Content Applications.

Results of Operations

Comparison of the year ended March 31, 2019 and 2018

Revenues

During the year ended March 31, 2019 and 2018, we generated no revenues.

Operating Expenses

We incurred operating expenses in the amount of $581,047 during the year ended March 31, 2019 compared to $236,596 for the year ended March 31, 2018. The increase in net operating expenses is due primarily to the $344,285 in non-recurring charges expensed for a loss incurred upon conversion of accrued compensation due to our sole officer. This increase in our operating costs was offset by a decrease in general and administrative expenses of $96,858 from the prior year which consisted of legal, accounting, business development and marketing expenses.

Net Other Gain (Loss)

We had net other losses during the year ended March 31, 2019 of $75,630 in interest costs compared to $1,028 for the year ended March 31, 2018.

Net Loss

We incurred a net loss of $656,677 during the year ended March 31, 2019 compared to a net loss of $237,624 for the year ended March 31, 2018. The increase in net loss is primarily due to costs incurred upon conversion of accrued compensation due to our sole officer.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $656,677 as of March 31, 2019, a working capital deficit of $710,650 and accumulated deficit of $4,812,849 at March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net cash used in our operating activities during the year ended March 31, 2019 was $43,815 as compared to $62,412 for the same period ended March 31, 2018 a decrease of $18,597. This decrease is due to the reduced expenses incurred regarding the payment of accrued compensation due our sole officer, along with added, accounting, business development and marketing expenses.

The Company had no cash provided or used by investing activities in the years ending March 31, 2019 and 2018 due to the lack of cash available for growth.

Net cash provided by financing activities in the year ended March 31, 2019 was $43,163 as compared to $58,640 for the same period ended March 31, 2018. This decrease was primarily due to less proceeds from notes payable and common stock in the year ended March 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2019, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

Cyberfort Software, Inc.

Index to the Financial Statements

March 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cyberfort Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cyberfort Software, Inc. (the Company) as of March 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2020 raise substantial doubt about its ability to continue as a going concern. The 2019 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP
We have served as the Company’s auditor since 2013.
Houston, Texas
July 15, 2019

Cyberfort Software, Inc.

Balance Sheets

	March 31, 2019	March 31, 2018
ASSETS
Current assets
Cash	$-	$652
Total current assets	-	652
TOTAL ASSETS	$-	$652

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$147,789	$115,841
Accrued expense	282,257	399,907
Stock Payable	50,000	100,000
Notes payable - convertible	95,604	52,441
Note Payable	135,000	150,000
Total current liabilities	710,650	818,189
Total liabilities	710,650	818,189

Commitments

Stockholders’ deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 33,758,612 shares issued and outstanding at March 31, 2019 and 8,612 at March 31, 2018	33,759	9
Additional paid-in capital	4,068,440	3,338,626
Accumulated deficit	(4,812,849)	(4,156,172)
Total stockholders’ deficit	(710,650)	(817,537)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$652

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

	For the Years Ended
	March 31,
	2019	2018

Net revenue	$-	$-

Operating expenses:
General and admin. expenses	186,762	186,596
Conversion of accrued compensation	344,285	-
Stock compensation expense	50,000	50,000
Total operating expenses	581,047	236,596
Loss from operations	(581,047)	(236,596)
Other (expenses)/income
Interest expense	(75,630)	(1,028)

Net loss	$(656,677)	$(237,624)

Loss per common share - basic and diluted	$(0.02)	$(27.71)

Weighted average common shares outstanding - basic and diluted	30,830,694	8,576

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statement of Stockholders’ Equity (Deficit)

					Total
			Additional	Accumulated	Stockholders’
	Common Stock		Paid-In	Deficit	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance March 31, 2017	8,576	$9	$3,272,426	$(3,918,548)	$(646,113)

Issuance of common stock for cash	36	-	66,200	-	66,200
Net loss				(237,624)	(237,624)
Balance March 31, 2018	8,612	9	3,338,626	(4,156,172)	(817,537)
Issuance of common stock for repayment to officer for accrued compensation and accrued stock payable	30,000,000	30,000	648,814	-	678,814
Issuance of common stock for note conversion	1,250,000	1,250	27,000	-	28,250
Issuance of common stock for note conversion	1,250,000	1,250	27,000	-	28,250
Issuance of common stock for note conversion	1,250,000	1,250	27,000	-	28,250
Net loss				(656,677)	(656,677)

Balance March 31, 2019	33,758,612	$33,759	$4,068,440	$(4,812,849)	$(710,650)

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

	Years Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(656,677)	$(237,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	50,000	50,000
Loss on conversion of accrued compensation	344,285	-
Debt conversion expense	69,750	-
Changes in operating assets and liabilities:
Prepaid expenses	-	4,167
Accounts payable	31,948	7,917
Accrued expenses	116,879	113,128
Net cash used in operating activities	(43,815)	(62,412)
Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities:
Proceeds from notes payable	43,163	54,140
Payment of principle on notes payable	-	(1,700)
Issuance of common stock for cash	-	66,200
Stock subscription payable	-	(60,000)
Net cash provided by financing activities	43,163	58,640
Net change in cash	(652)	(3,772)
Cash at the beginning of the period	652	4,424
Cash at the end of the period	$-	$652

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued for conversion of note payable	$15,000	$-

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

FAIR VALUE MEASUREMENT

Our financial instruments consist principally of accounts payable and accrued liabilities and notes payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

RESEARCH AND DEVELOPMENT COSTS

The Company expenses the cost of research and development as incurred. Research and development costs totaled approximately $3,000 and $0 for the years ended March 31, 2019 and 2018, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2019 and 2018, the Company has an accumulated deficit of $4,812,849 and $4,156,172. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2019 and March 31, 2018, the Company did not have any related party transactions, respectively.

NOTE 5 - NOTE PAYABLE

The Company assumed a non-interest bearing note payable to Mistrin of $150,000 with a maturity date of March 18, 2017 as a part of the acquisition of the Vivio App in September 2016. On June 19, 2018, $5,000 of the note was converted into 1,250,000 shares of the Company’s common stock. On July 31, 2018, $5,000 of the note was converted into 1,250,000 shares of the Company’s common stock. On October 11, 2018, $5,000 of the note was converted into 1,250,000 shares of the Company’s common stock. As of March 31, 2019, the balance of the note was $135,000. The note is in default. The Company is negotiating with the note holder to amend the note’s terms.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On October 4, 2017, the Company entered into an unsecured convertible loan agreement for $12,500 with an interest rate of 8% per annum and a maturity date of October 3, 2018. The loan is convertible into the Company’s common stock at the market value on the date of conversion. This note is in default.

On November 10, 2017, the Company entered into an unsecured convertible loan agreement for $5,466 with an interest rate of 8% per annum and a maturity date of November 9, 2018. The loan is convertible into the Company’s common stock at the market value on the date of conversion. This note is in default.

On November 24, 2017, the Company entered into an unsecured convertible loan agreement for $1,700 with an interest of 8% per annum and a maturity date of November 23, 2018. The loan is convertible into the Company’s common stock at the market value on at the date of conversion. The loan was paid in full during the prior year.

On December 14, 2017, the Company entered into an unsecured convertible loan agreement for $13,300 with an interest rate of 8% per annum and a maturity date of December 13, 2018. The loan is convertible into the Company’s common stock at the market value on the date of conversion. This note is in default.

On January 24, 2018, the Company entered into an unsecured convertible loan agreement for $3,000 with an interest rate of 8% per annum and a maturity date of January 23, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion. This note is in default.

On February 13, 2018, the Company entered into an unsecured convertible loan agreement for $11,000 with an interest rate of 8% per annum and a maturity date of February 12, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion. This note is in default.

On March 26, 2018, the Company entered into an unsecured convertible loan agreement for $2,200 with an interest rate of 8% per annum and a maturity date of March 25, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion. This note is in default.

On March 31, 2018, the Company entered into an unsecured convertible loan agreement for $4,974 with an interest rate of 8% per annum and a maturity date of March 30, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion. This note is in default.

On June 28, 2018, the Company entered into an unsecured convertible loan agreement for $18,540 with an interest rate of 8% per annum and a maturity date of June 27, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion. This note is in default subsequent to year end.

On September 28, 2018, the Company entered into an unsecured convertible loan agreement for $15,890 with an interest rate of 8% per annum and a maturity date of September 27, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

On December 12, 2018, the Company entered into an unsecured convertible loan agreement for $1,000 with an interest rate of 8% per annum and a maturity date of December 11, 2019. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

On December 31, 2018, the Company entered into an unsecured convertible loan agreement for $6,612 with an interest rate of 8% per annum and a maturity date of January 1, 2020. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

Notes payable - convertible totaled $95,604 and $52,441 at March 31, 2019 and 2018, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

Under the employment agreement with the CEO, the Company is required to grant shares of restricted stock after each anniversary date. At March 31, 2019 and March 31, 2018, the company has accrued a stock payable for shares earned but not issued of $50,000 and $100,000, respectively. The number of shares will be determined based upon market value of the stock at the point in time of issuance.

NOTE 8 - COMMITMENTS

On September 28, 2016, the Company entered into four consulting agreements with consultants to act in the role of Technology Development Manager, Chief Technology Officer, Corporate Development Officer, and Advisory Director and to provide consulting services as part of the Purchase and Sale Agreement with Mistrin. The term of the agreements shall be one year and shall be a rolling contract until terminated or extended. The Company shall issue each consultant a total of 200,000 shares of common stock per annum to a total of 800,000 shares per annum. The consulting agreements can be terminated after 90 days by either party for any reason and the consultant is entitled to receive the entire consideration. The 800,000 shares due under these consulting agreements were issued during the year ended March 31, 2018 and the contracts have been cancelled.

The Company has a $54,000 commitment to provide developing and marketing costs related to the acquisition of the Vivio Application.

NOTE 9 - INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2019 and 2018, respectively, under ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The Company is subject to United States income taxes at a rate of 21%. Operating loss carry forwards totaled approximately $2,576,239 and $1,972,000, as of March 31, 2019 and 2018, respectively, and will begin to expire in 2032. The Company has not complied with annual filings of federal tax returns and accordingly utilization on the NOL may be impaired. Deferred tax assets of approximately $1,144,000 and $760,000, respectively, were offset by a valuation allowance.

Actual income tax expense for the years ended March 31, 2019 and 2018 is reconciled from the amount computed by applying the U.S. federal income tax rate of 21% to losses before income taxes as follows:

	2019	2018

Expected tax benefit	$(137,300)	$(81,000)
Reconciling items:
Impact in change in tax rate	-	31,000
Permanent Differences Stock compensation	10,500	17,000
Change in Valuation Allowance	126,800	33,000

Total tax expense	$-	$-

NOTE 10 - SUBSEQUENT EVENTS

On June 27, 2019, the unsecured convertible loan agreement for $18,540 with an interest rate of 8% per annum that is convertible into the Company’s common stock at the market value on the date of conversion was in default.

On June 30, 2019, the Company entered into an unsecured convertible loan agreement for $12,437 with an interest rate of 8% per annum and a maturity date of June 29, 2020. The loan is convertible into the Company’s common stock at the market value on the date of conversion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and Principal Financial Officer have concluded that, as of March 31, 2019, our internal controls over financial reporting were not effective.

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
Change in
Pension
Value &
Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Daniel Cattlin	2019	120,000	-	50,000	-	-	-	-	170,000
President, CEO, Secretary, Treasurer	2018	120,000	-	50,000	-	-	-	-	170,000

Employment Agreements

On March 21, 2014, the Company entered into a formal employment agreement (the “Cattlin Employment Agreement”) with the Company’s new President, Mr. Daniel Cattlin. Pursuant to the Cattlin Employment Agreement: (a) the Company appointed Mr. Cattlin to act as the Company’s President for an initial period of three years and shall automatically renew for consecutive one year periods until terminated, at an annual salary of One Hundred Twenty Thousand Dollars (US $120,000); and (b) Mr. Cattlin agreed to devote sufficient working time, efforts, attention and energies to fully perform his duties as an officer of the Company.

On June 23, 2014, the Company amended the Cattlin Employment agreement (the “Cattlin Addendum”), pursuant to which the Company agreed to issue Daniel Cattlin, the sole officer and director of the Company, 1,500,000 shares of Common Stock upon execution of the addendum, and 500,000 shares of Common Stock upon each one year anniversary of the addendum’s effective date.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of the date of this Report by:

•	Each of our directors;

•	Each of our named executive officers;

•	All of our directors and executive officers as a group; and

•	Each person known by us to beneficially own more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of this Report are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 35,173,378 shares of our common stock outstanding as of March 31, 2019.

Unless otherwise noted below, the address of the persons and entities listed in the table is c/o Cyberfort Software, Inc., 388 Market Street, Suite 1300, San Francisco, CA 94111.

Name and Address of Beneficial Owners (1), (2)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Daniel Cattlin	30,003,809	88.9%
(1) Directors and executive officers as a group (1 Person)	30,003,809	88.9%

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

Item 14. Principal Accounting and Fee Services

During the years ended March 31, 2019 and March 31, 2018, we engaged LBB & Associates Ltd., LLP, as our independent auditor. For the years ended March 31, 2019 and March 31, 2018, we incurred fees as discussed below:

	Fiscal Year Ended
	March 31, 2019		March 31, 2018

Audit fees		$32,500		$45,650
Audit – related fees		$7,750		$10,000
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

PART IV

Item 15. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment to Articles of Incorporation, dated January 28, 2013 (2)

3.4	Certificate of Amendment to Articles of Incorporation, dated October 18, 2016 (3)

10.1	Employment Agreement between the Company and Daniel Cattlin, dated March 21, 2014 (3)

10.2	Addendum to Employment Agreement between the Company and Daniel Cattlin, dated June 23, 2014 (3)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

____________

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 15, 2011
(2)	Incorporated by reference to the Form 8-A12G filed on April 10, 2013
(3)	Incorporated by reference to the Annual Report on Form 10-K filed on January 29, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERFORT SOFTWARE, INC.

Date: July 15, 2019	By:	/s/ Daniel Cattlin
Daniel Cattlin
President, Chief Executive Officer, Secretary, Treasurer and Director (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 15, 2019	By:	/s/ Daniel Cattlin
Daniel Cattlin
President, Chief Executive Officer, Secretary, Treasurer and Director

