Form 10-Q
period 2019-06-30
Cyberfort Software, Inc.
filed 2019-08-19
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

As of August 16, 2019, the registrant had 35,173,205 shares of common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cyberfort Software, Inc.

Index to the Financial Statements (Unaudited)

June 30, 2019

Cyberfort Software, Inc.

Balance Sheets

(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Current assets
Cash	$26	$-
	-	-
Total current assets	26	-
TOTAL ASSETS	$26	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$137,641	$147,789
Accrued expenses	313,698	282,257
Stock payable	62,500	50,000
Convertible notes payable	108,790	95,604
Notes payable	135,000	135,000
Total current liabilities	757,629	710,650
Total liabilities	757,629	710,650

Commitments

Stockholders’ deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 33,758,612 and 33,758,612 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	33,759	33,759
Additional paid-in capital	4,068,440	4,068,440
Accumulated deficit	(4,859,802)	(4,812,849)
Total stockholders’ deficit	(757,603)	(710,650)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$26	$-

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2019	2018

Net revenue	$-	$-

Operating expenses:
General and admin. expenses	33,012	35,705
Loss on conversion of accrued compensation	-	344,285
Stock compensation expense	12,500	12,500

Total operating expenses	45,512	392,490
Loss from operations	(45,512)	(392,490)
Other (expenses)/income
Interest expense	(1,441)	(629)
Net loss	$(46,953)	$(393,119)

Loss per common share - basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding - basic and diluted	33,758,612	23,895,975

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statement of Stockholders’ Equity (Deficit)

(Unaudited)

					Total
			Additional	Accumulated	Stockholders’
	Common Stock		Paid-In	Deficit	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance March 31, 2018	8,612	9	3,338,626	(4,156,172)	(817,537)
Issuance of common stock for repayment to officer for accrued compensation and accrued stock payable	30,000,000	30,000	648,814	-	678,814
Issuance of common stock for note conversion	1,250,000	1,250	27,000	-	28,250
Issuance of common stock for note conversion	1,250,000	1,250	27,000	-	28,250
Issuance of common stock for note conversion	1,250,000	1,250	27,000	-	28,250

Net loss for the year ended March 31, 2019	-	-	-	(656,677)	(656,677)

Balance March 31, 2019	33,758,612	33,759	4,068,440	(4,812,849)	(710,650)

Net loss for the quarter ended June 30, 2019	-	-	-	(46,953)	(46,953)

Balance June 30, 2019	33,758,612	33,759	4,068,440	(4,859,802)	(757,603)

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(46,953)	$(393,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	12,500	12,500
Loss on conversion of accrued compensation	-	344,285
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,667)
Accounts payable and accrued expenses	21,293	17,711

Net cash used in operating activities	(13,160)	(20,290)
Cash flows from financing activities:
Net proceeds from convertible notes payable	13,186	19,660
Net cash provided by financing activities	13,186	19,660

Net change in cash	26	(630)
Cash at the beginning of the period	-	652
Cash at the end of the period	$26	$22

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued for conversion of note payable	$-	$28,250

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

RESEARCH AND DEVELOPMENT COSTS

The Company expenses the cost of research and development as incurred. Research and development costs totaled approximately $0 and $0 for the three months ended June 30, 2019 and June 30, 2018, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2019 and March 31, 2019, the Company has an accumulated deficit of $4,859,802 and $4,812,849. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2019 and June 30, 2018, the Company did not have any related party transactions.

NOTE 5 - NOTE PAYABLE

The Company assumed a non-interest bearing note payable to Mistrin of $150,000 with a maturity date of March 18, 2017 as a part of the acquisition of the Vivio App in September 2016. On June 19, 2018, $5,000 of the note was converted into 1,250,000 shares of the Company’s common stock. On July 31, 2018, $5,000 of the note was converted into 1,250,000 shares of the Company’s common stock. On October 11, 2018, $5,000 of the note was converted into 1,250,000 shares of the Company’s common stock. As of June 30, 2019, the balance of the note was $135,000. The note is in default. The Company is negotiating with the note holder to amend the note’s terms.

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

Convertible note payable totaled $108,790 and $95,604 at June 30, 2019 and March 31, 2019, respectively.

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

Under the employment agreement with the CEO, the Company is required to grant shares of restricted stock after each anniversary date. At June 30, 2019 and March 31, 2019, the Company has accrued a stock payable for shares earned but not issued of $62,500 and $50,000, respectively. The number of shares will be determined based upon market value of the stock at the point in time of issuance.

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

NOTE 9 – SUBSEQUENT EVENTS

In July 2019, the Company issued 1,414,593 shares of its common stock for conversion of a note payable.

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

Results of Operations

For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues

During the three months ended June 30, 2019 and 2018, we generated no revenues.

Operating Expenses

We incurred operating expenses in the amount of $45,512 during the current quarter ended June 30, 2019 compared to $392,490 for the corresponding period ended June 30, 2018. The decrease in net operating expenses is due primarily to the $344,285 in non-recurring charges expensed in 2018 for a loss incurred upon conversion of accrued compensation due to our sole officer.

Net Other Gain (Loss)

We incurred other expenses of $1,441 consisting of interest expense in the current quarter, compared to $629 in the corresponding period in 2018.

Net Loss

We incurred a net loss of $46,953 during the three months ended June 30, 2019 compared to a net loss of $393,119 for the corresponding period in 2018.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $46,953 as of June 30, 2019, a working capital deficit of $757,603 and accumulated deficit of $4,859,802 at June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net cash used in our operating activities during the quarter ended June 30, 2019 was $13,160 as compared to $20,290 for the same period ended June 30, 2018 a decrease of $7,130. This decrease is due to the reduced expenses incurred regarding the payment of accrued compensation due our sole officer, along with added, accounting, business development and marketing expenses.

The Company had no cash provided or used by investing activities during the quarter ending June 30, 2019 and 2018 due to the lack of cash available for growth.

Net cash provided by financing activities in the quarter ended June 30, 2019 was $13,186 as compared to $19,660 for the same period ended June 30, 2018. This decrease of $6,474 was primarily due to less proceeds from notes payable and common stock in the quarter ended June 30, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2019, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 7. Other Information.

None.

Item 8. Exhibits.

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

Cyberfort Software, Inc.

Date: August 19, 2019	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

