Form 10-Q
period 2019-09-30
Cyberfort Software, Inc.
filed 2019-11-19
CIK 1522787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2019, the registrant had 35,173,205 shares of common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cyberfort Software, Inc.

Index to the Financial Statements (Unaudited)

September 30, 2019

Cyberfort Software, Inc.

Balance Sheets

(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$149,601	$147,789
Accrued expenses	345,104	282,257
Stock payable	75,000	50,000
Convertible notes payable	82,990	95,604
Notes payable	135,000	135,000
Total current liabilities	787,695	710,650
Total liabilities	787,695	710,650

Commitments

Stockholders’ deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 35,173,205 and 33,758,612 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	35,174	33,759
Additional paid-in capital	4,204,016	4,068,440
Accumulated deficit	(5,026,885)	(4,812,849)
Total stockholders’ deficit	(787,695)	(710,650)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and admin. expenses	41,986	41,709	74,998	77,414
Loss on conversion of acrued compensation	-	-	-	344,285
Stock compensation expense	12,500	12,500	25,000	25,000

Total Operating expenses	54,486	54,209	99,998	446,699
Loss from Operations	(54,486)	(54,209)	(99,998)	(446,699)
Other (expenses) income
Interest expense	(112,597)	(1,579)	(114,038)	(2,208)
Total other (expenses) income	(112,597)	(1,579)	(114,038)	(2,208)

Net loss	$(167,083)	$ (55,788)	$(214,036)	$(448,907)

Loss per common share - basic and diluted	$-	$-	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	34,955,575	32,087,416	34,353,823	28,014,076

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statement of Stockholders’ Equity (Deficit)

(Unaudited)

					Total
			Additional	Accumulated	Stockholders’
	Common Stock		Paid-In	Deficit	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance March 31, 2018	8,612	9	3,338,626	(4,156,172)	(817,537)
Issuance of common stock for repayment to officer for accrued compensation and accrued stock payable	30,000,000	30,000	648,814	-	678,814
Issuance of common stock for note conversion	1,250,000	1,250	27,000	-	28,250
Issuance of common stock for note conversion	1,250,000	1,250	27,000	-	28,250
Issuance of common stock for note conversion	1,250,000	1,250	27,000	-	28,250

Net loss for the year ended March 31, 2019	-	-	-	(656,677)	(656,677)

Balance March 31, 2019	33,758,612	33,759	4,068,440	(4,812,849)	(710,650)

Net loss for the quarter ended June 30, 2019	-	-	-	(46,953)	(46,953)

Balance June 30, 2019	33,758,612	33,759	4,068,440	(4,859,802)	(757,603)

Issuance of common stock for note conversion	1,414,593	1,415	135,576	-	136,991
Net loss for the quarter ended September 30, 2019	-	-	-	(167,083)	(167,083)

Balance September 30, 2019	35,173,205	35,174	4,204,016	(5,026,885)	(787,695)

See accompanying notes to the financial statements.

Cyberfort Software, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(214,036)	$(448,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	25,000	25,000
Loss on conversion of accrued compensation	-	344,285
Loss on conversion of note payable	111,191	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	64,493	43,802

Net cash used in operating activities	(13,352)	(35,820)
Cash flows from financing activities:
Net proceeds from convertible notes payable	13,187	35,550
Net cash provided by financing activities	13,187	35,550

Net change in cash	(165)	(270)
Cash at the beginning of the period	-	652
Cash at the end of the period	$(165)	$382

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued for conversion of note payable	$25,800	$56,500

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

RESEARCH AND DEVELOPMENT COSTS

The Company expenses the cost of research and development as incurred. Research and development costs totaled approximately $0 and $0 for the three months ended September 30, 2019 and September 30, 2018, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2019 and March 31, 2019, the Company has an accumulated deficit of $5,026,885 and $4,812,849. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2019 and September 30, 2018, the Company did not have any related party transactions.

NOTE 5 - NOTE PAYABLE

The Company assumed a non-interest bearing note payable to Mistrin of $150,000 with a maturity date of March 18, 2017 as a part of the acquisition of the Vivio App in September 2016. On June 19, 2018, $5,000 of the note was converted into 1,250,000 shares of the Company’s common stock. On July 31, 2018, $5,000 of the note was converted into 1,250,000 shares of the Company’s common stock. On October 11, 2018, $5,000 of the note was converted into 1,250,000 shares of the Company’s common stock. As of September 30, 2019 and March 31, 2019, the balance of the note is $135,000 and $135,000. The note is in default. The Company is negotiating with the note holder to amend the note’s terms.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On October 4, 2017, the Company entered into an unsecured convertible loan agreement for $12,500 with an interest rate of 8% per annum and a maturity date of October 3, 2018. The Company issued 1,414,593 shares for a price of $0.0226 per share in July of 2019 to satisfy the past-due debt.

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

On December 14, 2017, the Company entered into an unsecured convertible loan agreement for $13,300 with an interest rate of 8% per annum and a maturity date of December 13, 2018. The Company issued 1,414,593 shares for a price of $0.0226 per share in July of 2019 to satisfy the past-due debt.

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

Convertible note payable totaled $82,990 and $95,604 at September 30, 2019 and March 31, 2019, respectively.

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

In July, 2019, the Company issued 1,414,593 shares of its common stock for conversion of a note payable.

Under the employment agreement with the CEO, the Company is required to grant shares of restricted stock after each anniversary date. At September 30, 2019 and March 31, 2019, the Company has accrued a stock payable for shares earned but not issued of $75,000 and $50,000, respectively. The number of shares will be determined based upon market value of the stock at the point in time of issuance.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

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

Results of Operations

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues

During the three months ended September 30, 2019 and 2018, we generated no revenues.

Operating Expenses

We incurred operating expenses in the amount of $54,486 during the current quarter ended September 30, 2019 compared to $54,209 for the corresponding period ended September 30, 2018. The operating expenses remained relatively consistent with only a $277 increase in the current quarter.

Other (expenses) income

We incurred other expenses of $112,597 consisting of interest expense in the current quarter, compared to $1,579 in the corresponding period in 2018. The increase of $111,018 is related to additional interest expense incurred by the Company in relation to the issuance of stock for convertible debt.

Net Loss

We incurred a net loss of $167,083 during the three months ended September 30, 2019 compared to a net loss of $55,788 for the corresponding period in 2018. The increase of $111,295 in net loss is in relation to the additional interest expense incurred by the Company in relation to the issuance of stock for convertible debt.

For the Six Months Ended September 30, 2019 Compared to the Six Months Ended September 30, 2018

Revenues

During the six months ended September 30, 2019 and 2018, we generated no revenues.

Operating Expenses

We incurred operating expenses in the amount of $99,998 during the six months ended September 30, 2019 compared to $446,699 for the corresponding period ended September 30, 2018. The decrease in operating expenses of $346,701 is primarily due to the loss on conversion of accrued compensation.

Other (expenses) income

We incurred other expenses of $114,038 consisting of interest expense for the six months ended September 30, 2019, compared to $2,208 in the corresponding period in 2018. The increase of $111,830 is related to additional interest expense incurred by the Company in relation to the issuance of stock for convertible debt.

Net Loss

We incurred a net loss of $214,036 during the six months ended September 30, 2019 compared to a net loss of $448,907 for the corresponding period in 2018. The decrease in net loss of $234,871 is related to the loss on conversion of accrued compensation in the prior year.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company had a net loss of $214,036 as of September 30, 2019, a working capital deficit of $787,695 and accumulated deficit of $5,026,885 at September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net cash used in our operating activities during the six months ended September 30, 2019 was $13,352 as compared to $35,820 for the same period ended September 30, 2018 a decrease of $22,468 . This decrease is due to the reduced expenses incurred regarding the payment of accrued compensation due our sole officer, along with added, accounting, business development and marketing expenses.

The Company had no cash provided or used by investing activities during the six months ended September 30, 2019 and 2018 due to the lack of cash available for growth.

Net cash provided by financing activities during the six months ended September 30, 2019 was $13,187 as compared to $35,550 for the same period ended September 30, 2018. This decrease of $22,363 was primarily due to less proceeds from notes payable and common stock in the quarter ended September 30, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2019, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

In July, 2019, the Company issued 1,414,593 shares of its common stock for conversion of a note payable.

Item 6. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item7. Other Information.

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

Cyberfort Software, Inc.

Date: November 19, 2019	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

