Form 10-Q
period 2019-12-31
Cyberfort Software, Inc.
filed 2020-03-10
CIK 1522787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
December 31, 2019

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
☐
No
☒

As of February 12, 2020, the registrant had 35,173,205 shares of common stock, par value $0.001 per share, outstanding.

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

In this Report, unless otherwise noted or as the context otherwise requires:
“the Company,” “we,” “us,” “our,” and “Cyberfort”
refers to Cyberfort Software, Inc.

PART I - FINANCIAL INFORMATION

Contrary to the SEC rules in accordance of Regulation S-X, the Company’s financial statements included in this Form 10-Q for the period ending December 31, 2019 have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

On March 5, 2020, Cyberfort Software, Inc., (the “Company”) filed Form 8-K detailing the suspension of LBB & Associates Ltd., LLP (“LBB”) the independent registered public accounting firm for the Company, by the SEC. Further, the disclosure stated that LBB resigned on February 28, 2020 as the independent registered public accounting firm for the Company.

The Company intends to remedy this deficiency in meeting its reporting requirements by engaging a new independent registered public accounting firm and filing an amendment to this report with proper review as soon as possible. The Company is presently seeking engagement proposals from qualified independent accounting firms. There can be no guaranty that we will be successful in engaging a new independent registered public accounting firm any time soon. As a result of the LBB suspension and resignation, the Company has filed this Form 10-Q for the three months ended December 31, 2019 without a review and has noted the financial statements as such.

Item 1. Financial Statements

Cyberfort Software, Inc.
Index to the Financial Statements (Unaudited)
December 31, 2019

Cyberfort Software, Inc.
Balance Sheets
(Unaudited)

	December 31, 2019 (Not Reviewed)	March 31, 2019 (Not Reviewed)
ASSETS
Current assets
Cash	$39	$-

Total current assets	39	-
TOTAL ASSETS	$39	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$156,681	$147,789
Accrued expenses	376,573	282,257
Stock payable	82,500	50,000
Convertible notes payable	88,717	95,604
Notes payable	135,000	135,000
Total current liabilities	839,471	710,650
Total liabilities	839,471	710,650

Commitments

Stockholders' deficit:
Common stock, $0.001 par value - 100,000,000 share authorized, 35,173,205 and 33,758,785 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	35,174	33,759
Additional paid-in capital	4,204,016	4,068,440
Accumulated deficit	(5,078,622)	(4,812,849)
Total stockholders' deficit	(839,432)	(710,650)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$39	$-

See accompanying notes to the financial statements.

Cyberfort Software, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended December 31, (Not Reviewed)		Nine Months Ended December 31, (Not Reviewed)
	2019	2018	2019	2018

Net revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and admin. expenses	37,995	66,383	112,829	143,797
Loss on conversion of accrued compensation				344,285
Stock compensation expense	12,500	12,500	37,500	37,500

Total operating expenses	50,496	78,883	150,329	525,582
Loss from operations	(50,496)	(78,883)	(150,329)	(525,582)
Other (expenses)/income
Interest expense	(1,406)	(1,794)	(115,444)	(4,002)
Total other (expenses)/income	(1,406)	(1,794)	(115,444)	(4,002)

Net loss	$(51,902)	$(80,677)	$(265,773)	$(529,584)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding - basic and diluted	34,955,575	23,895,975	34,353,823	30,150,854

See accompanying notes to the financial statements.

Cyberfort Software, Inc.
Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock (Not Reviewed)		Additional Paid-In Capital	Accumulated Deficit Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	(Not Reviewed)	(Not Reviewed)	(Not Reviewed)

Balance March 31, 2018	8,612	9	3,338,626	(4,156,172)	(817,537)
Issuance of common stock for repayment to officer for accrued compensation and accrued stock payable	30,000,000	30,000	648,814	-	678,814
Issuance of common stock for note conversion	1,250,000	1,250	27,000	-	28,250
Issuance of common stock for note conversion	1,250,000	1,250	27,000	-	28,250
Issuance of common stock for note conversion	1,250,000	1,250	27,000	-	28,250

Net loss for the year ended March 31, 2019	-	-	-	(656,677)	(656,677)

Balance March 31, 2019	33,758,612	33,759	4,068,440	(4,812,849)	(710,650)

Net loss for the quarter ended June 30, 2019	-	-	-	(46,953)	(46,953)

Balance June 30, 2019	33,758,612	33,759	4,068,440	(4,859,802)	(757,603)

Issuance of common stock for note conversion	1,414,593	1,415	135,576	-	136,991
Net loss for the quarter ended September 30, 2019	-	-	-	(167,083)	(167,083)

Balance September 30, 2019	35,173,205	35,174	4,204,016	(5,026,885)	(787,695)

Net loss for the quarter ended December 31, 2019	-	-	-	(51,737)	(51,737)

Balance December 31, 2019	35,173,205	35,174	4,204,016	(5,078,622)	(839,432)

See accompanying notes to the financial statements.

Cyberfort Software, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2019	2018
	(Not Reviewed)	(Not Reviewed)

Cash flows from operating activities:
Net loss	$(265,773)	$(529,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	37,500	37,500
Loss on conversion of accrued compensation	-	344,285
Loss on conversion of note payable	111,191
Changes in operating assets and liabilities:
		-
Accounts payable and accrued expenses	98,271	79,656
Stock payable
Net cash used in operating activities	(18,811)	(68,143)
Cash flows from financing activities:
Net proceeds from convertible notes payable	18,913	68,162
Net cash provided by financing activities	18,913	-

Net change in cash	102	19
Cash at the beginning of the period	(63)	652
Cash at the end of the period	$39	$671

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing transactions:
Common stock issued for conversion of note payable	$25,800	$-

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $39 and $-0- in cash as of December 31, 2019 and March 31, 2019, respectively.

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
Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (
a
) the goods or services received; or (
b
) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

RESEARCH AND DEVELOPMENT COSTS

The Company expenses the cost of research and development as incurred. Research and development costs totaled approximately $0 and $0 for the three months ended December 31, 2019 and December 31, 2018, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2019, and March 31, 2019, the Company has an accumulated deficit of $4,964,368 and $4,812,849, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2019 and March 31, 2019, the Company did not have any related party transactions.

NOTE 5 - NOTE PAYABLE

The Company assumed a non-interest bearing note payable to Mistrin of $150,000 with a maturity date of March 18, 2017 as a part of the acquisition of the Vivio App in September 2016. On June 19, 2018, $5,000 of the note was converted into 1,250,000 shares of the Company’s common stock. On July 31, 2018, $5,000 of the note was converted into 1,250,000 shares of the Company’s common stock. On October 11, 2018, $5,000 of the note was converted into 1,250,000 shares of the Company’s common stock. As of December 31, 2019 and March 31, 2019, the balance of the note is $135,000 and $135,000. The note is in default. The Company is negotiating with the note holder to amend the note’s terms.

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

Convertible note payable totaled $153,914 and $95,604 at December 31, 2019 and March 31, 2019, respectively.

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

Under the employment agreement with the CEO, the Company is required to grant shares of restricted stock after each anniversary date. At December 31, 2019 and March 31, 2019, the Company has accrued a stock payable for shares earned but not issued of $75,000 and $50,000, respectively. The number of shares will be determined based upon market value of the stock at the point in time of issuance.

As of December 31, 2019, and March 31, 2019 there were 35,173,205 and 33,758,785 shares of common stock issued and outstanding, respectively having given effect to the 10,000 to 1 reverse stock split completed on April 19, 2018

NOTE 8 - COMMITMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

Effective February 6, 2020, LBB & Associates Ltd, LLP (“LBB”), the independent registered public accounting firm for Cyberfort Software, Inc (the “Company”), was suspended by the SEC. As a result of this suspension, on February 28, 2020, LBB resigned as the independent registered public accounting firm for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contrary to the SEC rules in accordance of Regulation S-X, the Company’s financial statements included in this Form 10-Q for the period ending December 31, 2019 have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

On March 5, 2020, Cyberfort Software, Inc., (the “Company”) filed Form 8-K detailing the suspension of LBB & Associates Ltd., LLP (“LBB”) the independent registered public accounting firm for the Company, by the SEC. Further, the disclosure stated that LBB resigned on February 28, 2020 as the independent registered public accounting firm for the Company.

The Company intends to remedy this deficiency in meeting its reporting requirements by engaging a new independent registered public accounting firm and filing an amendment to this report with proper review as soon as possible. The Company is presently seeking engagement proposals from qualified independent accounting firms. There can be no guaranty that we will be successful in engaging a new independent registered public accounting firm any time soon. As a result of the LBB suspension and resignation, the Company has filed this Form 10-Q for the three months ended December 31, 2019 without a review and has noted the financial statements as such.

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

Results of Operations

For the Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018 (Not Reviewed)

Revenues

During the three months ended December 31, 2019 and 2018, we generated no revenues.

Operating Expenses

We incurred operating expenses in the amount of $50,496 during the current quarter ended December 31, 2019 compared to $78,883 for the corresponding period ended December 31, 2018. The operating expenses decreased by $28,387 in the current quarter.

Other (expenses) income

We incurred other expenses of $1,406 consisting of interest expense in the current quarter, compared to $1,794 in the corresponding period in 2018. The increase of $388 is related to additional interest expense incurred by the Company in relation to the issuance of stock for convertible debt.

Net Loss

We incurred a net loss of $51,902 during the three months ended December 31, 2019 compared to a net loss of $80,677 for the corresponding period in 2018. The decrease of $28,775 in net loss is in relation to the additional interest expense incurred by the Company in relation to the issuance of stock for convertible debt.

For the Nine Months Ended December 31, 2019 Compared to the Nine Months Ended December 31, 2018 (Not Reviewed)

Revenues

During the nine months ended December 31, 2019 and 2018, we generated no revenues.

Operating Expenses

We incurred operating expenses in the amount of $150,329 during the nine months ended December 31, 2019 compared to $525,582 for the corresponding period ended December 31, 2018. The decrease in operating expenses of $375,253 is primarily due to the loss on conversion of accrued compensation.

Other (expenses) income

We incurred other expenses of $115,444 consisting of interest expense for the nine months ended December 31, 2019, compared to $4,002 in the corresponding period in 2018. The increase of $111,442 is related to additional interest expense incurred by the Company in relation to the issuance of stock for convertible debt.

Net Loss

We incurred a net loss of $265,773 during the nine months ended December 31, 2019 compared to a net loss of $529,584 for the corresponding period in 2018. The decrease in net loss of $263,811 is related to the loss on conversion of accrued compensation in the prior year.

Liquidity and Capital Resources
(Not Reviewed)

As reflected in the accompanying financial statements, the Company had a net loss of $265,773 as of December 31, 2019, a working capital deficit of $839,432 and accumulated deficit of $5,078,622 at December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net cash used in our operating activities during the quarter ended December 31, 2019 was $18,811 as compared to $68,143 for the same period ended December 31, 2018 a decrease of $49,332 . This decrease is due to the reduced expenses incurred regarding the payment of accrued compensation due our sole officer, along with added, accounting, business development and marketing expenses.

The Company had no cash provided or used by investing activities during the quarter ending December 31, 2019 and 2018 due to the lack of cash available for growth.

Net cash provided by financing activities in the quarter ended December 31, 2019 was $18,913 as compared to $68,162 for the same period ended December 31, 2018. This decrease of $49,249 was primarily due to less proceeds from notes payable and common stock in the quarter ended December 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2019, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Cyberfort Software, Inc.

Date: March 10, 2020	By:	/s/ Daniel Cattlin
Daniel Cattlin
President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

